Form 10-Q
period 1996-09-30
MIAMI COMPUTER SUPPLY CORP
filed 1996-12-23
CIK 1023519

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       OR
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
For the transition period from __________________ to _____________________

Commission file number 000-21561

                        MIAMI COMPUTER SUPPLY CORPORATION
    (Exact name of registrant as specified in its articles of incorporation)

                Ohio                                        31-1001529
    (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                       Identification No.)

                   4750 Hempstead Station, Dayton, Ohio 45429
                    (Address of principal executive offices)


                                 (937) 291-8282
              (Registrant's telephone number, including area code)

       Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days.

                               Yes ____    No X

         At December 18, 1996, 3,538,000 shares of common stock, no par value per share, of the registrant were outstanding.

                        MIAMI COMPUTER SUPPLY CORPORATION

                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1996

                                      INDEX

                                                                           Page
PART I-FINANCIAL INFORMATION
Item 1.  Financial Statements:
     Introduction to Consolidated Financial Statements..................     2
     Consolidated Statement of Operations...............................     3
     Consolidated Balance Sheet.........................................     4
     Consolidated Statement of Cash Flows...............................     5
     Selected Notes to Consolidated Financial Statements................     6

Item 2. Management's Discussion and Analysis of
 Results of Operations and Financial Condition..........................     7

PART II-OTHER INFORMATION
Item 1.  Legal Proceedings..............................................    11
Item 2.  Changes in Securities..........................................    11
Item 3.  Default Upon Senior Securities.................................    11
Item 4.  Submission of Matters to a Vote of Security Holders............    11
Item 5.  Other Information..............................................    11
Item 6.  Exhibits and Reports on Form 8-K...............................    11
Signatures..............................................................    12

                          PART I-FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                INTRODUCTION TO CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements included herein have been prepared by Miami Computer Supply Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial information presented reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results for the interim periods are not necessarily indicative of the results to be expected for the year or any other period.

                        MIAMI COMPUTER SUPPLY CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                    QUARTER ENDED                    NINE MONTHS ENDED
                                                    SEPTEMBER 30                        SEPTEMBER 30
                                                    -------------                       ------------


                                                1996              1995               1996              1995
                                                 ----             ----               ----              ----
Net sales...................................  $17,822,544     $10,442,436        $44,070,003        $32,177,698
Operating costs:
   Cost of sales.............................  14,781,598       8,429,572         35,943,434         25,934,533
   Selling, general and administrative
         expenses............................   2,307,844       1,649,687          6,341,282          5,180,968
                                                ---------      ----------          ---------          ---------
         Total operating costs...............  17,089,442      10,079,259         42,284,716         31,115,501
                                               ----------      ----------         ----------         ----------
Operating income.............................     733,102         363,177          1,785,287          1,062,197
Interest expense.............................    (100,588)        (74,884)          (243,175)          (216,686)
Other income.................................       6,884          10,305             17,998             15,791
                                                    -----          ------             ------             ------
Income before income taxes...................     639,398         298,598          1,560,110            861,302
Provision for income taxes...................     265,352         116,752            647,431            336,769
                                                ---------        --------          ---------          ---------
Net income...................................   $ 347,046     $   181,846         $  912,679         $  524,533
                                                  =======         =======            =======            =======
Earnings per share of common stock...........   $    0.16     $      0.08         $     0.38         $     0.22
                                                     ====            ====               ====               ====
Weighted average number of common
     shares outstanding.....................    2,388,000       2,388,000          2,388,000          2,388,000
                                              ===========      ==========          =========          =========

   The accompanying notes are an integral part of these consolidated financial statements.




                        MIAMI COMPUTER SUPPLY CORPORATION

                           CONSOLIDATED BALANCE SHEET

                                                                       (UNAUDITED)
                            Assets                                    SEPTEMBER 30          DECEMBER 31
                                                                          1996                 1995
                                                                    --------------          -----------
Current assets
   Cash......................................................        $   282,016             $    1,900
   Accounts receivable.......................................          7,212,372              5,155,236
   Inventories...............................................          5,520,300              2,943,504
   Prepaid expenses..........................................            611,442                 37,155
   Deferred tax assets.......................................             70,752                 69,052
                                                                     -----------             ----------
       Total current assets..................................         13,696,882              8,206,847
                                                                     -----------             ----------
Property and equipment - net of accumulated
   depreciation..............................................            603,834                535,241
                                                                     -----------             ----------
Other assets:
    Deposits.................................................             59,072                 96,749
    Cash surrender value officers' life insurance............            562,920                419,779
    Intangible assets........................................            195,160                285,520
                                                                     -----------             ----------
                                                                         817,152                802,048
                                                                     -----------             ----------
        Total assets.........................................        $15,117,868             $9,544,136
                                                                     ===========             ==========

         Liabilities and Stockholders' Equity

Current Liabilities:
     Line-of-credit (Note 5).................................        $ 6,624,799             $3,531,467
     Accounts payable - trade................................          3,719,362              2,132,480
     Accrued expenses, payroll taxes and withholdings........            988,253                805,796
     Accrued income taxes...................................              98,436                221,414
     Current portion of long-term debt......................               4,882                  5,413
                                                                     -----------             ----------
          Total current liabilities..........................         11,435,732              6,696,570
     Long-term debt.........................................                  --                    477
     Other long-term liabilities............................              73,280                163,640
     Deferred taxes.........................................              64,389                 51,661
                                                                     -----------             ----------
          Total liabilities.................................          11,573,401              6,912,348
     Stockholders' equity (Note 6):
        Preferred stock, no par value; 5,000,000 shares
           authorized; no shares outstanding                                  --                     --
        Common stock, no par value;  30,000,000 shares
           authorized, 2,388,000 shares outstanding.........                  --                     --
        Additional paid-in capital..........................             304,951                 25,225
        Retained earnings...................................           3,534,242              2,621,563
        Unearned compensation (Note 6)......................            (279,726)                    --
                                                                     -----------             ----------
                                                                       3,559,467              2,646,788
          Less - Treasury common stock, at cost 1,200 shares..            15,000                 15,000
                                                                     -----------              ---------
              Total stockholders' equity......................         3,544,467              2,631,788
                                                                     -----------              ---------
              Total liabilities and stockholders' equity......       $15,117,868             $9,544,136
                                                                     ===========             ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        MIAMI COMPUTER SUPPLY CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                                         NINE MONTHS ENDED
                                                                                            SEPTEMBER 30
                                                                                         -----------------

                                                                                  1996                  1995
                                                                                  ----                  ----
Cash flows (used in) provided by operating activities:
     Net income............................................................   $   912,679           $  524,533
     Adjustments to reconcile net income to cash (used in)
         provided by operating activities:
         Depreciation and amortization....................................        219,744              205,461
         Provision for obsolete inventory.................................             --               11,791
         Deferred income taxes............................................             --               (6,876)
         Changes in assets and liabilities net of effects of acquisitions of businesses:
         Accounts receivable..............................................       (904,514)             258,027
         Inventories......................................................     (1,249,195)          (1,737,105)
         Prepaid expenses.................................................       (556,328)             (15,333)
         Deposits.........................................................         37,677                8,888
         Accounts payable - trade.........................................        489,833            1,225,211
         Accrued expenses.................................................        129,183            (151,840)
         Accrued income taxes.............................................       (122,978)            (162,631)
                                                                                ---------            ---------
         Cash (used in) provided by operating activities..................     (1,043,899)             160,126
                                                                               -----------           ---------
Cash flows from investing activities:
   Capital expenditures...................................................       (137,275)            (132,297)
   Investment in cash surrender value officers' life insurance...........        (143,141)            (169,175)
   Cash included in the acquisition of Diversified Data
        Products, Inc.....................................................        109,467                   --
                                                                                ---------             ---------
        Cash (used in) provided by investing activities...................      (170,949)            (301,472)
                                                                                ---------             ---------
Cash flows from financing activities:
     Borrowings under line-of-credit......................................     9,565,985            9,703,544
     Payments under line-of-credit........................................    (7,972,653)          (9,513,665)
     Principal payments on long-term debt.................................        (8,008)             (53,354)
     Payments under non-competition agreements............................       (90,360)             (90,360)
                                                                                ---------            ---------
        Cash provided by financing activities.............................     1,494,964               46,165
                                                                                ---------            ---------
Net increase (decrease) in cash..........................................         280,116              (95,181)
Cash - Beginning of year.................................................           1,900               97,081
                                                                                ---------            ---------
Cash - End of year.......................................................      $  282,016          $     1,900
                                                                                =========            =========
Supplemental cash flow information:
     Cash paid for interest..............................................      $  265,273          $   214,582
     Cash paid for income taxes..........................................      $  839,765          $   502,718



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        MIAMI COMPUTER SUPPLY CORPORATION
               Selected Notes to Consolidated Financial Statements
                                   (Unaudited)

Note 1 - GENERAL

The consolidated financial statements include the accounts of Miami Computer Supply Corporation (the "Company) and its majority owned subsidiaries. All significant intercompany transactions are eliminated.

Note 2 - ORGANIZATION

The Company sells a wide variety of computer supplies to corporate customers, governmental agencies, universities, hospitals and, to a lesser extent, computer supply dealers. Its primary sales products include laser toner, ink jet cartridges, printer ribbons, computer tape cartridges, diskettes, presentation products, paper supplies and printer cartridges.

Effective May 30, 1996, Pittsburgh Investment Group (LLC) acquired 70 percent of the outstanding shares of the Company for $4.0 million in cash and $4.0 million in promissory notes. Concurrent with this acquisition, LLC also acquired from third parties 100 percent of the outstanding common stock of Diversified Data Products, Inc., a Michigan corporation (DDP) and contributed its stock in DDP to the Company. As a result, DDP, a computer supply and office automation distributor, became a wholly-owned subsidiary of the Company on May 30, 1996.

Note 3 - STOCK SPLIT

On September 25, 1996, the stockholders of the Company approved a recapitalization of the Company's common equity and 200-for-1 stock split as of that date. All applicable share and per share data have been adjusted to reflect the stock split.

Note 4 - ACQUISITION OF DDP

Effective May 30, 1996, LLC contributed its stock in DDP to the Company. The acquisition has been accounted for using the purchase method of accounting; and accordingly, the purchase price has been allocated to the assets based upon the fair value of the liabilities assumed as of May 30, 1996.

The purchase price was allocated as follows:

                  Cash......................... $   109,467
                  Accounts receivable-net......   1,152,626
                  Inventories..................   1,327,685
                  Other assets.................      79,484
                                                 ----------
                      Purchase Price..........  $ 2,669,262
                                                ===========

The operating results of DDP have been included in the statement of operations from the date of acquisition. The following unaudited pro forma information has been prepared assuming that this acquisition had taken place at the beginning of the respective periods. This pro forma financial information is presented for informational purposes only and may not be indicative of what the actual results of operations might have been if the acquisition had been effective at the beginning of 1995.

                                                     NINE MONTHS ENDED
                                                        SEPTEMBER 30
                                                   1996             1995
                  Net sales                       $ 49,433,272    $ 42,563,239
                  Net income                      $    927,436    $    609,725
                  Earnings per share              $       0.39    $       0.26

Note 5 - CREDIT FACILITY

On September 11, 1996 the Company increased its line-of-credit ("Credit Facility") from $6,500,000 to $15,000,000. The Credit Facility matures on September 11, 1998. The agreement provides for borrowings up to an amount determined pursuant to a borrowing base formula which includes various categories of collateral. The interest rate for the Credit Facility is variable and based upon either the prime rate or LIBOR plus 2 percent. The facility contains covenants to maintain a minimum tangible net worth (as defined by the agreement) and certain interest coverage ratios.

Note 6 - COMMON STOCKHOLDERS' EQUITY

                                                                 Additional
                                Shares             Unearned       paid-in          Retained              Treasury
                              outstanding        Compensation     capital           earnings               stock
                              -----------        ------------     -------           --------               -----

Balance, December 31,
 1994......................   2,388,000            $      --      $ 25,225         $ 1,828,690          $(15,000)
Net income...............            --                   --            --             792,873                --
                              ---------            ---------      --------             -------          ---------
Balance, December 31,
 1995......................   2,388,000                   --        25,225           2,621,563           (15,000)
Stock awards issued.....             --             (279,726)      279,726                  --                --
Net income...............            --                   --            --             912,679                --
                              ---------            ---------       -------            --------          --------
Balance, September 30,
 1996.....................    2,388,000            $(279,726)     $304,951         $ 3,534,242          $(15,000)
                              =========           ==========      ========         ===========         =========

On December 1, 1995, the Articles of Incorporation of the Company were amended and restated to provide for voting and nonvoting shares. As of the same date, the Board of Directors approved a stock dividend of nine nonvoting shares for each voting share outstanding as of that date. All applicable share and per share data have been adjusted for the stock dividend.

In conjunction with the purchase of DDP by LLC, LLC agreed to provide the three selling stockholders of DDP a stock incentive so long as such stockholders remain employees of the Company. LCC agreed to transfer a total of 58,520 shares of the Company's common stock owned by LLC to the employees over three year period ending December 31, 1998. However, upon an initial public offering of the Company's common stock, all such shares will become immediately vested. The market value of the stock award is recognized as compensation expense over the vesting period. The value of the awards not yet recognized as compensation expense is reflected as unearned compensation in stockholders' equity. This amount will be recognized in the fourth quarter of 1996 as a result of the Company's Common Stock offering (See Note 7).

Note 7 - Subsequent Event

On November 15, 1996, the Company completed an initial public offering of 1,150,000 shares of common stock (including an underwriters' overallotment option of 150,000 shares which closed on December 13, 1996) to the public at a price of $8.50 per share. Net proceeds to the Company after deducting underwriting fees and expenses amounted to $7.8 million. The proceeds were used to repay all outstanding indebtedness under the Credit Facility and for other corporate purposes.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

The following discussion should be read in conjunction with the information contained in the Consolidated Financial Statements and Selected Notes to Consolidated Financial Statements. The following information contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, (the "Act") and are subject to the safe harbor created by that Act. The words "estimate," "project," "anticipate," "expect," "intend," "believe," "plans" and similar expressions are intended to identify forward-looking statements. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, changes in general economic and business conditions, the availability of capital on acceptable terms, actions of competitors, and changes in business strategies and other factors as discussed in Exhibit 99.

The Company intends to implement an aggressive acquisition strategy of entering new markets domestically and internationally on an opportunistic basis and to acquire computer and office automation supply distribution companies. The Company actively continues to evaluate other potential acquisitions and to identify and have preliminary discussions and negotiations with potential acquisition candidates. There can be no assurance that any acquisition can or will be consummated or will be consummated on terms favorable to the Company.

Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1995

Net sales. Net sales for the three months ended September 30, 1996 increased by $7.4 million, or 70.7%, to $17.8 million from $10.4 million for the three months ended September 30, 1995. Approximately 78.4% of the increase resulted from the acquisition of DDP on May 30, 1996. DDP sales for the three months ended September 30, 1996 were higher than normal due to several sales transactions that are not expected to recur in the fourth quarter. The remaining increase was primarily a result of increased sales to the Company's current customer base.

Gross profit. Gross profit for the three months ended September 30, 1996 increased by $1.0 million, or 51.1% to $3.0 million from $2.0 million for the three months ended September 30, 1995. Gross profit as a percentage of net sales for the three months ended September 30, 1996 was 17.1% compared to 19.3% for the three months ended September 30, 1995. The decrease in the gross profit percentage was due primarily to the acquisition of DDP which had lower operating gross margins primarily due to volume discounts associated with sales to other computer supply dealers.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended September 30, 1996 increased by $0.7 million, or 39.9% to $2.3 million from $1.6 million for the three months ended September 30, 1995. Approximately 30.0% of the increase resulted from increased salary expenses while 11.6% was due to increased commission expense resulting from the Company's increased sales volume. The remainder of the increase relates primarily to the acquisition of DDP. As a percentage of net sales, selling, general and administrative expenses was 12.9% for the three months ended September 30, 1996 compared to 15.8% for the three months ended September 30, 1995. This decrease as a percentage of sales reflects the Company's ability to support increased sales volumes without a significant increase in its overhead structure.

Operating income. Operating income for the three months ended September 30, 1996 increased by $0.4 million to $0.7 million from $0.4 million for the three months ended September 30, 1995 for the reasons stated above.

Interest expense. Interest expense for the three months ended September 30, 1996 increased by $25,704 or 34.3% to $100,588 from $74,884 for the three months ended September 30, 1995 due primarily to the increased level of indebtedness during 1996.

Provision for income taxes. The provision for income taxes for the three months ended September 30, 1996 increased $0.1 million to $0.3 million from $0.1 million for the three months ended September 30, 1995. The Company's effective tax rate was 41.5% for the three months ended September 30, 1996 as compared to 39.1% for the corresponding period of the prior year due to an increase in income before income taxes.

Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995

Net Sales. Net sales for the nine months ended September 30, 1996 increased by $11.9 million, or 37.0% to $44.1 million from $32.2 million for the nine months ended September 30, 1995. Approximately 59.7% of this increase resulted from the acquisition of DDP and 7.2% of this increase was a result of increased sales of presentation products. The remaining increase was primarily a result of increased sales penetration and product offerings to existing customers.

Gross profit. Gross profit for the nine months ended September 30, 1996 increased by $1.9 million, or 30.2% to $8.1 million from $6.2 million for the nine months ended September 30, 1995. Gross profit as a percentage of net sales for the nine months ended September 30, 1996 was 18.4% compared to 19.4% for the nine months ended September 30, 1995. The decrease in the gross profit percentage was due primarily to increased sales of non-impact printer supplies (laser and ink jet supplies) which have lower gross margins and the acquisition of DDP which had lower operating gross margins primarily due to volume discounts associated with sales to other computer supply dealers.

Selling, general and administrative expenses. Selling, general and administrative expenses for the nine months ended September 30, 1996 increased by $1.2 million, or 22.4% to $6.3 million from $5.2 million for the nine months ended September 30, 1995. Approximately 25.8% of the increase resulted from increased salary expense while 22.0% was due to increased commission expense resulting from the Company's increased sales volume. Approximately 25.3% of the increase resulted from the acquisition of DDP. As a percentage of net sales, selling, general and administrative expenses was 14.4% for the nine months ended September 30, 1996 compared to 16.1% for the nine months ended September 30, 1995. This decrease as a percentage of sales reflects the Company's ability to support increased sales volumes without a significant increase in its overhead structure.

Operating income. Operating income for the nine months ended September 30, 1996 increased by $0.7 million to $1.8 million from $1.1 million for the nine months ended September 30, 1995 for the reasons stated above.

Interest expense. Interest expense for the nine months ended September 30, 1996 increased by $26,489 or 12.2% to $243,175 from $216,686 for the nine months ended September 30, 1995 due primarily to the increased level of indebtedness during 1996.

Provision for income taxes. The provision for income taxes for the nine months ended September 30, 1996 increased $0.3 million to $0.6 million from $0.3 million for the nine months ended September 30, 1995. The Company's effective tax rate was 41.5% for the nine months ended September 30, 1996 as compared to 39.1% for the corresponding period of the prior year due to an increase in income before income taxes.

Liquidity and Capital Resources

Net cash flows used in operating activities totaled $1.0 million for the first nine months of 1996 compared to $0.2 million provided by operating activities during the first nine months of 1995. The change in net cash flows from operating activities in the first nine months of 1996, compared to the first nine months of 1995, was due primarily to an increase in working capital as the Company supports its expanded business activities. Working capital amounted to $2.3 million at September 30, 1996 compared to $1.5 million at December 31, 1995. The increase in working capital resulted primarily from an increase in accounts receivable and inventories, partially offset by an increase in accounts payable.

Net cash used in investing activities totaled $0.2 million for the nine months ended September 30, 1996 compared with $0.3 million for the nine months ended September 30, 1995. Net cash provided by financing activities totaled $1.5 million for the nine months ended September 30, 1996 compared with $.05 million for the nine months ended September 30, 1996. This increase was due primarily to increased borrowing under the Credit Facility.

During the first nine months of 1996, the Company's cash flow requirements for capital expenditures were funded primarily through external borrowings. The Company anticipates capital expenditures in 1996 will be approximately $.5 million.

On November 15, 1996, the Company completed a Common Stock offering (the "Offering") of 1,150,000 shares (including the underwriters' overallotment option of 150,000 shares which closed on December 13, 1996) at a price of $8.50 per share. Net proceeds to the Company after deducting underwriting fees and expenses amounted to $7.8 million. The proceeds were used to repay all outstanding indebtedness under the bank credit facility and for other general corporate purposes.

The Company believes that its cash on hand, borrowing capacity under the Credit Facility, capital resources, cash flows and the proceeds from the Offering will be sufficient to fund its ongoing operations and budgeted capital expenditures for the remainder of 1996 and 1997, although actual capital needs may change, particularly in connection with acquisitions which the Company may make in the future. The Company's long-term requirements including capital expenditures and acquisitions, are expected to be financed by a combination of internally generated funds, additional borrowings and other sources of external financing as needed.

Credit Facility

On September 11, 1996 the Company increased the amount of its line-of-credit from $6,500,000 to $15,000,000 in order to facilitate the planned expansion of the Company's business activities, including acquisitions. The amount of the Credit Facility that will be available to the Company may not exceed the lesser of $15.0 million or an amount equal to the sum of: (i) 85.0% of the net book value of all eligible receivables (i.e., those receivables less than 90 days old, except that all receivables from any particular customer will be ineligible if more than 15.0% of the total due from such customer are aged

90 days or more) plus (ii) an amount equal to the lesser of either 50.0% of the then value of all inventory, not to exceed 45.0% of the aggregate unpaid principal balance less the amount secured by inventory acquired by the Company from Hewlett-Packard Company and not yet paid for, or if advances are made against foreign accounting receivables, not to exceed $2.0 million (the "Borrowing Base"). Under the Credit Facility the Company's borrowing availability at September 30, 1996 approximated $9.4 million.
At September 30, 1996, $6.6 million was outstanding under the Credit Facility.

The Borrowing Base may be changed by the Bank, in its sole discretion, from time to time. Borrowings under the Credit Facility bear interest, at the Company's option, (i) on amounts in excess of $500,000, at the applicable London Interbank Offered Rate ("LIBOR") per annum determined by the Bank plus 2.0%, adjustable at the end of each contract period (one, two, three, four or six months), as defined in the Credit Facility, or (ii) at the Bank's applicable prime rate (as defined in the Credit Facility). Interest on the Credit Facility is payable in arrears on the last day of each months and at maturity, except that interest on loans bearing interest utilizing the LIBOR option is payable on the last day of the contract period and at maturity, unless the contract period is longer than 90 days in which case interest is payable every three months.

The indebtedness under the Credit Facility is secured by substantially all of the assets of the Company, including accounts receivable, equipment and inventory. In addition, the Credit Facility requires that the Company maintain a tangible net worth of $2.7 million until December 31, 1996, increasing to $3.2 million and thereafter increasing by an amount equal to 50.0% of the Company's net income annually thereafter, maintain a debt to tangible net worth ratio of 450.0% and annual pre-tax interest coverage (net income plus interest expense plus income tax) of 150.0% or more of the Company's annual interest expense. The Company was, at September 30, 1996 and is as of the date hereof, in compliance with these financial covenants.

                                       10
 .

                            PART II-OTHER INFORMATION


ITEM 1.  Legal Proceedings

         The Company is not involved in any legal proceedings incidental to the conduct of its business as of the date hereof. The Company maintains general liability and business interruption insurance coverage in amounts which it believes to be adequate.

ITEM 2.  Changes In Securities
         Not applicable.

ITEM 3.  Defaults Upon Senior Securities
         Not applicable.

ITEM 4.  Submission of Matters to a Vote of Security Holders
         Not applicable.

ITEM 5.  Other Information
         Not applicable.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

      27 Financial Data Schedule

      99 Safe Harbor Under the Private Securities Litigation Reform Act of 1995

(b)   Reports on Form 8-K

      There were no reports on Form 8-K filed for the quarter ended September 30, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 MIAMI COMPUTER SUPPLY CORPORATION
                                            (Registrant)



Date:  December 23, 1996
                                By: /s/  MICHAEL E. PEPPEL
                                    Michael E. Peppel
                                    Vice President - Chief Financial Officer