Form 10-K
period 1996-12-31
MIAMI COMPUTER SUPPLY CORP
filed 1997-03-31
CIK 1023519

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


(Mark One)

[ X ] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (fee required) for the fiscal year ended December 31, 1996 or

[   ]  Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 (no fee required) for the transition period from ______________ to ____________________


                        Commission file number 000-21561

                        MIAMI COMPUTER SUPPLY CORPORATION
    (Exact name of registrant as specified in its articles of incorporation)



                Ohio                                         31-1001529
      (State of incorporation)                            (I.R.S. Employer
                                                        Identification No.)

   4750 Hempstead Station Drive, Dayton, Ohio                   45429
       (Address of executive offices)                         (Zip Code)

        Registrant's telephone number, including area code: 937-291-8282

        Securities registered pursuant to Section 12 (b) of the Act: None

        Securities registered pursuant to Section 12 (g) of the Act:

                                                       Name of each exchange
         Title of each class                            on which registered
         -------------------                            -------------------
 Common Stock No Par Value Per Share                   Nasdaq National Market

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days. Yes X No .

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

         Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 19, 1997: $11,287,488. The amount shown is based on the closing price of the registrant's common stock on the Nasdaq National Market on that date. Shares of common stock known by the registrant to be beneficially owned by officers or directors of the registrant or persons who have filed a report on Schedule 13D or 13G are not included in the computation. The registrant, however, has made no determination that such persons are "affiliates" within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934.

Number of shares of common stock outstanding at March 19, 1997:  3,538,000

                        MIAMI COMPUTER SUPPLY CORPORATION


         As used in this report, the terms "MCSC," "Company," and "Registrant" mean Miami Computer Supply Corporation and its subsidiaries.



                                Table of Contents

                                                                                                  Page
                                                                                                  ----
                                     PART I
  Item 1.  Business.......................................................................         3-10
  Item 2.  Properties.....................................................................         10
  Item 3.  Legal Proceedings..............................................................         11
  Item 4.  Submission of Matters to a Vote of Security Holders............................         11


                                     PART II
  Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters......         11
  Item 6.  Selected Financial Data........................................................        12-13
  Item 7.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations..................................................        13-18
  Item 8.  Financial Statements and Supplementary Data....................................        19-34
  Item 9.  Changes in and Disagreements With Accountants on Accounting
               and Financial Disclosure...................................................          34


                                    PART III
  Item 10. Directors and Executive Officers of the Registrant.............................        35-37
  Item 11. Executive Compensation.........................................................        37-44
  Item 12. Security Ownership of Certain Beneficial Owners and Management.................        45-47
  Item 13. Certain Relationships and Related Transactions.................................        48-51


                                     PART IV
  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K...............          51
  Signatures..............................................................................          53


Item 1.  BUSINESS

  The Company

         The Company is a distributor of computer and office automation supplies and accessories, including a line of computer projection presentation products, principally in the Midwest and Northeast regions of the United States and in certain foreign countries. The Company distributes over 1,800 different core products to middle market and smaller companies and to governmental, educational and institutional end-user customers, including federal, state and local governmental agencies, universities and hospitals and, to a lesser extent, to computer supply dealers. An end-user is the final customer in the chain of distribution who will utilize the product sold by the Company.

         The Company was originally incorporated in Ohio in 1980 and commenced operations in 1981. On May 30, 1996, the Company and its controlling stockholders consummated a Stock Purchase Agreement with Pittsburgh Investment Group LLC ("LLC") pursuant to which such stockholders sold 70% of the Company's issued and outstanding common stock to LLC for $8.0 million. On that date, LLC also acquired 100% of the voting common stock of Diversified Data Products, Inc. ("DDP") and contributed that stock to the Company. In November 1996, the Company sold 1,150,000 shares of Common Stock, no par value per share ("Common Stock"), to the public through an initial public offering (including the exercise of the underwriter's overallotment option which closed in December 1996). At March 19, 1997, LLC owned approximately 36.2% of the outstanding Common Stock.

         The Company sells primarily nationally known, name-branded products manufactured by approximately 500 original equipment manufacturers, including Hewlett-Packard, Lexmark, Canon and Imation for computer supplies and by Proxima, Epson and LightWare for projection presentation products. The Company's products include consumable supplies such as laser toner, copier toner, facsimile machine supplies, ink jet cartridges, paper, printer ribbons, diskettes, computer tape cartridges and accessories, including cleaning kits and media storage files, and computer projection presentation hardware which permits the large-scale, high resolution projection of computer generated slides for presentation at meetings, seminars, lectures and other similar multiple person gatherings. The Company's products are used in, or in conjunction with, a broad range of computer and office automation products such as mainframe, mini, personal, laptop and notebook computers, laser and ink jet printers, photocopiers, fax machines and data storage products.

Business Strategy

         The Company's business strategy seeks to build on its strengths as a sales and service oriented business to increase its market share and achieve continued sales and earnings growth. In particular, the Company intends to implement its strategy by: (i) expanding the scope of its operations, primarily through strategic acquisitions of computer and office automation supply distribution companies in metropolitan markets in the United States and overseas; (ii) increasing its revenues from its existing and new customer base; and (iii) decreasing its expenses by utilizing technology to enhance the efficiency of its operations.

         Acquisition Strategy. Since 1991, the Company has acquired three operating computer and office automation supply companies and the assets of a fourth such business. In August 1991, the Company purchased for $125,000 the inventory of Dataware Computer and Word Processing Supplies, Inc., Pittsburgh, Pennsylvania ("Datawares") from Dataware's lender. In that transaction, the Company acquired Dataware's right to distribute products for Hewlett-Packard and obtained Westinghouse Electric Corporation as a customer. On May 1, 1993, the Company purchased the stock of Datron Computer Products, Inc. ("Datron") for cash in the amount of $133,917 and assumed liabilities of $394,268 plus payments totaling $512,400 over a five year period ending on May 1, 1999 for an agreement with the former owner not to compete. If the Datron gross margin exceeds $931,636 on an annual basis through June 15, 1999, the Company is obligated to make additional annual payments equal to 11.0% of such excess, not to exceed $17,520 in any one year. No additional payments were made in 1994 , 1995 or 1996. In addition, the Company entered into a one year employment agreement with Datron's sole stockholder for a salary of $121,000. Datron's revenues for the 12 months ended April 30, 1993 were approximately $2.7 million. The Company purchased the assets of Paper Rolls and Computer Supplies, Inc. ("Paper Rolls") on July 1, 1994 for cash of $505,986 and agreed to pay $72,000 over a four year period beginning July 1, 1994 for agreements with the former owners not to compete and for goodwill. In addition, the Company entered into four year agreements with the owners of Paper Rolls, including John Schwarz, Jr. and Robert Schwarz, requiring annual payments, beginning July 1, 1994, of $112,000. Revenues for Paper Rolls for the twelve months ended June 30, 1994 totaled approximately $3.3 million. In May 1996, LLC acquired DDP from its stockholders and contributed 100.0% of the stock of DDP to the Company. The Company received assets of DDP totaling $2.7 million and assumed liabilities of DDP totaling $2.7 million. Revenues for DDP for the 12 months ended May 30, 1996 were $12.6 million.

         The Company intends to implement an aggressive acquisition strategy of entering new markets domestically and internationally on an opportunistic basis and to acquire end-user computer supply and office automation supply companies. The typical target company profile for the Company's acquisition strategy is a computer and office automation supply distributor with a large middle-market corporate end-user business in a major metropolitan area with sales of between $5.0 to $50.0 million. Such companies are attractive acquisition candidates because: (i) the Company believes that such companies have limited growth potential at their current revenue size in such markets; (ii) of the Company's knowledge of, and existing personal or business relationships with, many of the potential acquisition targets; (iii) the Company's strategy differs significantly from the strategy of the large office products consolidators in that the Company does not plan major employee terminations upon acquisition but expects to maintain the target company's sales force while integrating the acquired company's operating and financial systems; (iv) of the Company's ability to provide such target company's sales force with expanded product lines to increase their commission income due to the Company's in-house technical support, broad supplier relationships and the breadth of its product line; (v) of the Company's intention to utilize the target company's niche markets and expertise in areas not focused on by the Company to cross-sell to existing customers; and (vi) of the Company's management style which provides its sales representatives with significant autonomy. The Company believes that it is currently the only company focusing strictly on acquiring end-user computer supply and office automation distribution companies.

         The Company intends to utilize its Common Stock to fund acquisitions because it believes that such shares will be valued by the market to reflect the Company's sales and earnings growth potential, the use of Common Stock is tax-advantaged to the seller because no income tax is due until such shares are sold and the public market should provide sellers with sufficient liquidity for their personal and estate planning purposes. As soon as practical the Company intends to register up to 6,000,000 shares of its Common Stock under the Securities Act for use by the Company in connection with future acquisitions. These shares will generally be freely tradeable after their issuance, unless the sale thereof is contractually restricted. The Company may also use cash for some or all of the purchase consideration. Such cash will be borrowed by the Company under the Credit Facility, or, to a lesser extent, generated from operations.

         Revenue Strategy. Another element of the Company's strategy to increase sales revenues is the initiation of relationships with new customers. This strategy involves the expansion of the Company's direct sales force through the acquisition of businesses in different markets and by providing greater training, support and sales leads to its existing sales force to permit them to work more efficiently and obtain new customers. Sales growth will also depend upon the Company having its sales force emphasize vertical marketing, cross-selling and add-on sales in order to increase its current average order size. This will be accomplished by learning more about the customer's needs and purchase habits and making such information available to the sales force at the time of the sales call through the Company's information management system. The Company will also emphasize the sales of the higher margin, state-of-the-art LCD projection presentation products, which have transformed the art of presentation graphics from transparencies and 35mm slides to highly complex, multi-colored computer generated presentations. The Company typically does not sell such products at the lowest price, but offers substantial post-sale technical support to its customers, free of charge. Such support includes, for the LCD projection presentation products, set-up and personal operating instruction demonstrations, telephone technical support and the maintenance of an inventory of hard to find but commonly needed parts, such as cables and bulbs. The Company believes that its post-sale service distinguishes it from its competitors who market such products as commodities and fail to assist the customer if complications arise after the sale.

         The Company further intends to continue to emphasize cost savings by strengthening its relationship with manufacturers by increasing sales of such manufacturer's products, which is expected to result in better discounts and rebates and more cooperative advertising support and purchasing computer supplies from foreign and domestic sources when the price offered makes it attractive to do so. Prices on products carried by the Company may vary from market to market based on the supply and demand for such products on a global basis. Management of the Company has been able to take advantage of temporary over-supply situations in one market by purchasing inventory at what might by considered "below market" prices in another country. The Company utilizes these market inefficiencies in order to increase its operating income.

         Technology Strategy. The Company also intends to improve its operating efficiencies, cost control and profit margin monitoring through continuous enhancements to its customized computer system which provides a link between management, the sales force and the warehouses. The Company's current Management Information System ("MIS") and telephone system have significant upgrade and growth potential. It has been the Company's practice to increase MIS and telecommunication capacity as the Company's sales increase. In 1996, the Company invested $167,000 in hardware in order to upgrade the MIS and telecommunications systems in contemplation of the Company's expansion plans. The upgrade was designed to enhance the Company's ability to improve efficiency, monitor its operations, manage its inventory and offer faster and increased levels of service to its customers. This emphasis on technology has contributed to a decline in selling, general and administrative expense as a percentage of net sales from 19.0% in 1991 to 16.4% in 1995 and 14.0% for the year ended December 31, 1996.

         The Company utilizes its MIS and distribution efficiency to identify its very important customers ("VIC's"). The Company awards a VIC designation to customers who purchase $40,000 or more product in any year. If a VIC calls the Company to ask a question or to order products, that customer is directed to a customer service representative who can immediately obtain on the representative's computer screen the customer's past purchase history with the Company. If the customer desires to order a product, the customer service representative has computer access to information on, among other things, all prior purchases made by that customer and the items and quantities ordered and prices paid, the customer's payment history, and special billing or delivery instructions. If the item desired is not in stock, the representative's computer screen will display a list of other products which may be substituted for the specific out-of-stock item. Once the order is taken, the computer will display complementary items which the customer may need or which the customer has forgotten about or may want to acquire in addition to the ordered product. All VICs are given priority service by the Company whereby the order is processed in accordance with the specific instructions of the customer as to billing, packaging and shipping and before non-VIC orders are processed.

The Computer Supply Industry

         The Company estimates that the U.S. computer and office automation supply market totaled approximately $26.8 billion (at retail) in 1996. Industry sources indicate that the U.S. market for computer and office automation supplies will grow at a compound annual rate of approximately 6.8% over the next two years. The Company believes that the current size of the industry and its potential for future growth can be attributed to: (i) the increasing automation of the workplace as evidenced by the widespread use of personal computers ("PCs"), printers and computer network systems, (ii) the decline in unit prices of computer hardware and peripherals, making them more affordable to small and medium sized businesses and individuals, and (iii) the growth in business presentation and graphics software, which results in the use of projection presentation hardware, and in more frequent and repeated use of printers, which typically require a greater amount of consumable products.

         The Company believes that advances in printing technologies will further increase the demand for consumable computer supplies. Printer manufacturers have lowered the prices of their printers in order to establish a large installed base. Such companies have come to view the sale of the printer as the commencement of a relationship with the customer who typically must spend, over the life of the printer, twice as much on consumable goods as the cost of the printer itself.

         Industry sources estimate that the market for projection presentation products was approximately $1.0 billion in 1996 and is expected to grow at a rate of approximately 30% per year. While advances in technology continue to exert downward pricing pressure on the manufacturers who compete in this market, the projection presentation products are priced at retail in the range of $2,000 to $8,000 and currently provide for gross margins higher than other products sold by the Company.

         The Company believes that the role of distributors in the computer and office automation supply industry has increased in importance in recent years as an increasing number of end-users find that their need for computer supplies have increased dramatically and the number of products to choose from and the issues of compatibility of products have proliferated. The Company is able to serve such users by maintaining a knowledgeable and skilled direct and telephone marketing sales force and by maintaining the capability of filling most orders on the same or next business day with delivery on the next business day.

The Company's Market

         The Company believes that its primary market consists of small and medium size businesses and, to a lesser extent, large businesses, governments and institutions. The small business segment consists of small businesses having 20 or fewer white-collar employees which has traditionally been served by small independent retailers located in close proximity to these customers and who generally sell at the manufacturer's suggested list prices. More recently, this segment has been targeted by the retail office products superstores and direct mail order companies, seeking to increase market share by offering lower prices and a wider product selection. The medium size business segment of this market consists of a broad range of business and other office automation product users and have 20 to 100 white-collar employees. This segment has been historically serviced by traditional contract stationers and full-service office products distributors, and to a lesser extent by small local retailers and direct mail order companies. The Company believes that such companies do not provide all of the services that these small and medium size businesses need or desire, such as customized account histories which can tell customers about their order histories, customized billing and customized packing and shipping to achieve the most economical and efficient mode of transport, technical expertise and processing prioritization for the Company's VICs, all of which are offered by the Company.

         The large business segment of the market consists of businesses, governments and institutions having more than 100 white-collar employees which have historically been served primarily by traditional contract stationers and full service office products distributors. These customers, many of which operate at multiple locations, seek competitively priced products, a high level of value-added service including next day delivery and account relationship management, credit terms and other information services. Although many of these organizations have a centralized purchasing function for office and computer supplies, the Company has found through experience, that such function does not always serve all departments of these organizations and that certain purchasing authority has become decentralized. As a result, the Company's sales force attempts to visit the central purchasing manager as well as the computer network manager at the subject organization, the PC coordinator, the facilities manager and the office manager at the subject organization, each of whom may have different computer supply needs and may have a budget to fulfill such needs.

         The Company operates in all business segments of the computer and office automation supply distribution industry, which the Company believes will generate approximately $28.6 billion in total U.S. annual sales in 1997. Historically, the corporate computer supply and office automation distribution segment has been populated by numerous contract stationers and computer supply companies, most of which operate in only one metropolitan area and have annual sales of less than $15 million. However, as the computer and office automation supply distribution industry continues to rapidly consolidate, in large measure as a result of the consolidation of the office products industry, the Company believes that many small companies will be unable to effectively compete and will stagnate, be acquired by larger companies or will be closed. Based upon annual revenues, the Company believes that it is the largest independent computer and office automation supply company in the United States.

         Unlike the computer hardware or office equipment industry, the Company believes that the computer and office automation supply industry is not generally subject to the risk of rapid technological advances and subsequent product obsolescence. In general, the demand for computer supplies is not dependent on the level or type of computer hardware or office equipment sales in any particular year, but rather reflects the amount and type of equipment already in use (the "installed base"). As a result, the consumable needs for any particular computer or office equipment will often continue for an extended period of time, even after the manufacture of such computer or office equipment is discontinued. For example, the Company expects that sales of all-in-one toner cartridges for the Hewlett-Packard Series II laser printer engine are projected to continue through 1997 even though this particular laser printer engine was discontinued by the manufacturer in late 1992. Nevertheless, the Company attempts to insulate itself from the risk of technological obsolescence faced by manufacturers by (i) distributing a wide range of brand-name products so that the Company is not dependent upon the success of any particular computer or office equipment manufacturer, (ii) carrying primarily consumable supplies for computer or office equipment which the Company believes has a substantial installed base, and (iii) entering into agreements with major suppliers under which the Company can return slow-moving inventory.

Products

         The Company distributes an aggregate of over 12,940 different computer and office automation supplies and related products and regularly updates its product line to reflect advances in technology and to avoid product obsolescence. The Company's major product categories can generally be classified as follows:

                  Non-Impact Printer Supplies. Non-impact printer supplies include toner cartridges, ink jet cartridges, optical photo conductor kits, copier supplies and fax supplies. Non-impact printers, such as laser printers, copiers and fax machines, are rapidly growing in popularity and have a wide range of applications. Sales of non-impact printer supplies accounted for approximately 45.5% and 35.1% of the Company's total sales in 1996 and 1995, respectively. The Company also sells specialized all-in-one toner cartridges for laser printers produced by manufacturers such as Hewlett-Packard and Lexmark.

                  Impact Printer Supplies. Impact printer supplies include printwheels, ribbons, elements, fonts and other consumable supplies used in impact printers ranging from electronic typewriters to high speed dot matrix printers. While new technology is moving toward non-impact printing, the Company believes that a substantial installed based of impact printers, such as dot matrix printers, are still in use and require a continuing amount of consumable computer supplies. Sales of impact printer supplies accounted for approximately 10.0% and 11.9% of the Company's total net sales in 1996 and 1995, respectively.

                  Magnetic Media Products. Magnetic media products include computer tapes, data cartridges, diskettes, optical disks, recordable compact disks and other products which store or record computer information and are used in a variety of computers ranging from notebook and personal computers to large mainframe computer systems. Sales of magnetic media products accounted for approximately 16.4% and 13.2% of the Company's total net sales in 1996 and 1995, respectively.

                  Projection Presentation Products. Projection presentation products sold by the Company include overhead projectors, LCD projection panels, LCD portable projectors, laser pointers, projection screens and other projection presentation accessories. Sales of projection presentation products accounted for approximately 7.8% and 9.2% of the Company's total net sales in 1996 and 1995, respectively.

                  Accessories and Other Products. Accessories sold by the Company include cleaning supplies, disk storage boxes, data cartridge storage, point of sale and bar code supplies, racks, surge protection devices, workstation accessories and anti-glare screens. The Company also sells a limited number of other products such as paper, transparencies, banking supplies and selected business machines. Sales of accessories and other products accounted for approximately 20.3% and 30.6% of the Company's total net sales in 1996 and 1995, respectively.

Suppliers

         The Company's computer supply and office automation products are manufactured by approximately 500 original equipment manufacturers, including Hewlett-Packard, Lexmark, Imation, Proxima, Epson, and Canon. Approximately 50.6% and 58.6% of the Company's total net sales were derived from products supplied by the Company's ten largest suppliers in 1996 and 1995, respectively. The sales of products supplied by Hewlett-Packard, Lexmark and Canon accounted for approximately 17.5%, 7.4% and 5.9% respectively, of total net sales for 1996. The Company's projection presentation products are manufactured by five original equipment manufacturers, including Proxima, Epson and LightWare. The Company is obligated to purchase products from Hewlett-Packard, Lexmark and Imation based on its distribution agreements with such suppliers in the annual amounts of $5.0 million, $250,000 and $50,000, respectively.

         The Company has entered into written distribution agreements with Hewlett-Packard, Lexmark, Imation and Proxima and a majority of the other major suppliers of the products it distributes. As is customary in the industry, these agreements generally provide non-exclusive distribution rights, have one year renewable terms, are terminable by either party at any time, with or without cause, and require notice of certain events such as a change in control of the Company. In May 1996, LLC acquired 70% of the Company from its then current stockholders. The Company notified its major suppliers of such change with no resulting adverse consequences. The Company considers its relationships with its major suppliers, including Hewlett-Packard, Lexmark and Imation to be good and has recently renewed its direct purchasing agreements with Hewlett-Packard and several other suppliers. The Company is also discussing with several major suppliers expanded direct purchasing arrangements in order to provide the Company with a broader product line and increased customer base. There can be no assurance, however, that a material change in the Company's relationship with one or more of its major suppliers will not occur and if it does occur, that it will not have a material adverse effect on the Company's business.

         Although the Company purchases most of its products directly from authorized U.S. manufacturers, the Company also purchases products from foreign and domestic sources. Depending upon product pricing and availability, the Company also purchases products from secondary sources, such as wholesalers and selected dealers, other than from the direct manufacturer. Approximately 40.2% and 8.2% of the Company's total net sales were derived from the sale of products purchased from sources other than the direct manufacturers for 1996 and 1995, respectively. The Company utilizes its ability to purchase imported and secondary source products in order to increase its operating income and provide its customers with competitive prices. In order to ensure that such imported and secondary source products are not produced by unauthorized manufacturers, the Company has established various steps and procedures which it believes enable it to identify unauthorized products and the Company does not purchase from any such sources. There can be no assurance, however, that the Company will be completely successful in such efforts or that such imported and secondary source products will continue to be available.

         Certain of the Company's major suppliers offer rebate programs under which, subject to the Company purchasing certain predetermined amounts of product, the Company receives rebates of the dollar volume of total rebate program purchases. The Company also takes advantage of several other programs offered by substantially all of its suppliers. These programs include price protection plans under which the Company receives credits against future purchases if the supplier lowers prices on previously purchased inventory and stock rotation or stock balancing privileges under which the Company can return slow moving inventory in exchange for other products.

Sales and Marketing

         The Company sells its products to approximately 9,000 middle-market and smaller companies and to governmental, educational, wholesale and retail customers, including federal, state and local governmental agencies, universities and hospitals and, to a lesser extent, to computer supply dealers. The Company's typical customer is a small to medium sized corporate end-user who relies on distributors like the Company, that provide high levels of value-added service. No single customer accounted for more than 3% of the Company's sales in 1996. The Company's international sales accounted for approximately 6% of the Company's total net sales for the year ended 1996.

         The Company's sales force, as of December 31, 1996, consisted of 54 full-time sales representatives that work out of the Company's headquarters in Dayton, Ohio and from its seven sales offices in Ohio, located in Akron/Canton, Cincinnati, Cleveland, Columbus, Toledo, Zanesville and Youngstown, its four sales offices in Pennsylvania, located in Erie/Meadville, Davidsville, Pittsburgh and Philadelphia, its two offices in New York, located in Buffalo and Rochester and its offices in Indianapolis, Indiana, Louisville, Kentucky and Ann Arbor and Detroit, Michigan in the United States, and its sales offices in Leeds, England and Dubai, United Arab Emirates. The Company relies on its direct sales force to initiate sales contacts, follow up on leads provided by manufacturers and to engage in face-to-face contact with its customers to solicit orders and provide service.

         The Company's direct sales force markets the Company's products and services utilizing the Company's full-color catalog and the sales representative's ability to quote a price to the customer within a range which maintains the Company's margins but gives the sales representative the flexibility to price products competitively. The sales force works with the Company's customers to simplify and reduce the cost of the computer supply product procurement process by providing customized facsimile order forms, EDI processing and customized billing and shipping, and product technical expertise. Outbound telemarketing sales are primarily directed to federal government and other corporate customers which have the authority to make their own purchases or are purchasing specific products under master contracts with specific manufacturers and which, in part, represent sales in markets in which the Company does not have an office. The Company ships products to every state in the United States.

         The Company believes that its ability to maintain and grow its customer and revenue base will depend, in part, on its ability to maintain a high level of customer satisfaction, as well as competitive prices. The Company believes that its customers typically purchase computer supply and office automation products based on an established long-term business relationship with one primary supplier. The Company establishes and maintains its relationships with customers by assigning a sales and an in-house customer service representative to most customers. Sales representatives are compensated almost exclusively on a commission basis based on the gross margin of the sales consummated (which may be augmented by sales bonus programs offered by certain of the Company's suppliers in connection with a specific product sales campaign) and receive Company benefits such as incentive recognition trips if quotas are met. Sales representatives have frequent contact with their customers and share responsibility for increasing account penetration and providing customer service. Sales representatives also are responsible for marketing efforts directed to prospective customers and for responding to all bid and/or contract requests for their existing and prospective customers. The Company believes that its personalized marketing strategy offers it a competitive advantage in responding to the needs of each customer.

         The Company also has an in-house marketing department which assists its sales representatives by generating leads and sales from existing accounts resulting from direct mail advertisements and questionnaires and from direct telephone solicitations.

         In order to ensure that the sales force is performing to its potential, the Company and each individual salesperson annually reviews and sets sales goals. The Company regularly monitors the performance of its sales staff by reviewing sales and margin profitability. The average length of service by the Company's sales personnel is approximately seven years due, in part, to the fact that the Company pre-screens qualified applicants, emphasizes continuing training, sets realistic sales goals and maintains a consistent uniform commission structure.

Distribution

         The Company distributes its products from its five warehouse facilities, located in Dayton, Ohio, Louisville, Kentucky, Rochester, New York, Ann Arbor, Michigan and Leeds, England, although most products are shipped from the primary warehouse located in Dayton, Ohio. Once an order is input into the Company's computer system, a picking ticket is printed in the appropriate warehouse where the inventory is located. This significantly decreases "stock-outs" and backorders since products may be shipped from more than one warehouse location to arrive at the customer's office the next business day. The picking ticket tells the warehouse personnel where the merchandise is located. The stock is then picked and sent to the packing department where the items are double-checked against the picking ticket, packaged and assigned the most economical and efficient mode of transport, based upon the customer's desires.

         When the Company ships packages with United Parcel Service ("UPS") or Roadway Package Service ("RPS"), it will label the package with the UPS or RPS bar code for tracking purposes. The Company is then able to track a customer's package from the time it is put on the courier's vehicle until delivery. The Company's arrangements with UPS and RPS enable the Company to offer to its customers a discounted shipping rate and next business day delivery to most U.S. geographic areas. The Company charges its customers delivery rates based upon the customer's purchase and competition on a local and national level offered to the Company by UPS or RPS or, if that rate is unavailable, the local ground delivery rates for this service. However, in certain markets where the costs of delivery is highly competitive or free to the customer, the Company will match its delivery charges with those of its direct competitors. The Company ships virtually all orders for products in stock on the same day.

Management Information System

         Since 1992, the Company has invested approximately $0.7 million in hardware, software and programming upgrades to its MIS, which is run from an IBM AS/400 computer located at its Dayton, Ohio headquarters, and has automated a large number of key business functions using on-line, real time systems. These on-line systems provide management with information concerning sales, inventory levels, customer payments and other operations which are essential for the Company to operate as a low cost, high efficiency distributor. Ten of the Company's offices, which represented 84.3% of the Company's sales volume for 1996, have a direct, full-time dedicated link to the Company's in-house computer system or dial in, daily. The Company maintains two full-time computer programmers who work on a continual basis to upgrade the Company's software capability. The "down time" for the Company's computer system has been negligible to date.

Employees

         As of December 31, 1996, the Company had 114 full-time employees and 3 part-time employees, of which 49 were in executive and administrative positions, including accounting, purchasing, credit and management information systems, 54 were in sales and marketing and 14 were in warehousing and related functions. None of the Company's employees are represented by a labor union, and the Company has never suffered an interruption of business as a result of a labor dispute. The Company considers its relations with its employees to be excellent.

Competition

         The Company believes that most, if not all, of its customers maintain several sources of supply for their product requirements. Accordingly, the Company competes with major full-service office products distributors, other national and regional computer supply distributors, office products superstores, direct mail order companies, and to a lesser extent, non-specialized retailers. Certain of the Company's competitors, such as office products superstores and major full-service office products distributors, are larger and have substantially greater financial and other resources and purchasing power than the Company. Competition in the Company's industry is generally based on price, breadth of product lines, product and credit availability, a knowledgeable sales force, delivery time and the level and quality of customer services. The Company believes that the computer supply industry will become more consolidated in the future and thereby more competitive. Increasing competition will result in greater price discounting which will continue to have a negative impact on the industry's gross margins.

         The Company believes its competitive advantage over other distributors includes its ability to efficiently maintain a wide selection of name brand products in stock ready to be shipped on a same day basis and delivered overnight, to efficiently distribute its products, to provide innovative and high quality value-added customer service programs and to respond to changing customer demand and product development. However, there can be no assurance that the Company will not encounter increased competition in the future, which could have a material adverse effect on the Company's business.

Environmental Matters

         The Company is subject to federal, state and local laws, regulations and ordinances that: (i) govern activities or operations that may have adverse environmental effects, such as discharges to air and water as well as handling and disposal practices for solid and hazardous wastes, or (ii) impose liability for the costs of cleaning up, and certain damages resulting from, sites of past spills, disposals or other releases of hazardous substances.

         The Company currently is not aware of any environmental conditions relating to present or past waste generation at or from its facilities or operations, that would be likely to have a material adverse effect on the financial condition or results of operations of the Company. However, there can be no assurance that environmental liabilities in the future will not have a material adverse effect on the financial condition or results of operations of the Company.

Backlog

         The Company does not have a significant backlog of orders and does not consider backlog relevant to its business.

Subsidiaries

         The Company has one wholly owned subsidiary, DDP, which has two subsidiaries, Diversified Data Products (U.K.) Limited ("DDP-UK") and Compass Export Marketing (Overseas) Limited ("CEM"). DDP-UK is a United Kingdom private limited company and CEM is a British Virgin Islands International Business Company. Both DDP-UK, whose sales office is located in Leeds, England, and CEM, whose sales office is located in Dubai, United Arab Emirates, engage in the computer supply and office automation supply distribution business and purchase and sell computer and office automation supplies internationally. DDP-UK operates in England and DDP and DDP-UK sell in Germany, France, Australia, New Zealand, Hong Kong, Indonesia and Singapore, while CEM operates in the United Arab Emirates and sells product in Kuwait and Saudi Arabia.

Item 2.  PROPERTIES

         The Company's principal executive offices are currently located in Dayton, Ohio. The Company leases all of its office and warehouse space for use in the ordinary course of business. The leases expire at various times through 2006 and some of the Company's leases contain options to renew. The Company expects that it will be able to renew leases expiring in 1997 at rents which are substantially similar to current rent payments on a square footage basis.

         The Company's sales and warehouse locations are described in the table below:
                                                                      Lease
              Location                      Square Feet          Expiration Date
              --------                      -----------          ---------------
Ann Arbor, Michigan*.....................       5,500                 1998
Akron, Ohio..............................         500                 1997
Buffalo, New York........................         500                 1997
Cincinnati, Ohio.........................       2,400                 1999
Cleveland, Ohio..........................         120                 1998
Cleveland, Ohio..........................          95                 1998
Columbus, Ohio...........................       1,478                 1999
Dayton, Ohio*............................      30,000                 2006
Detroit, Michigan........................       1,075                 1997
Indianapolis, Indiana....................         800                 1997
Louisville, Kentucky*....................       7,500                 2004
Pittsburgh, Pennsylvania.................       1,725                 1999
Rochester, New York*.....................      12,032                 1997
Toledo, Ohio.............................         256                 1998
Leeds, England*..........................         500                 1997
Dubai, United Arab Emirates..............         600                 1997

* All locations listed above are sales offices except those designated with an asterisk, which locations include Company warehouses.

         The Company entered into a lease with a partnership composed of certain executive officers of the Company (the "Draft Partnership") and moved its Dayton, Ohio offices and warehouse to a newly constructed site also located in Dayton, Ohio. The lease commenced on November 1, 1996 and will expire on October 31, 2006, unless renewed, at the Company's option for up to two successive five year periods. The new facility provides the Company with a total of 30,000 square feet of space, expandable by build-out to 62,000 square feet, of which 15,000 square feet is being used as warehouse space and the remainder of which is being used for offices and other business purposes. The Company's operations were not unduly interrupted by the move to the Dayton location. The Company invested approximately $220,000 in furniture and fixtures for the new facility. The operating cost of the relocation, which occurred in November 1996, was approximately $40,000.

 Item 3. LEGAL PROCEEDINGS

         The Company is not involved in any legal proceedings incidental to the conduct of its business as of the date hereof. The Company maintains general liability and business interruption insurance coverage in amounts which it believes to be adequate.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.



                                     PART II


Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

COMMON STOCK DATA:

         The Company's Common Stock is listed and trades on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol "MCSC." Prior to November 12, 1996, there was no public trading market for the Common Stock. The following table sets forth for the periods indicated the high and low closing sale price for the Common Stock as reported by the Nasdaq National Market.

                                                             Price
                                                   -----------------------
            Quarter                                High                Low
            -------                                ----                ---

            First.........................         $---               $---
            Second........................         $---               $---
            Third.........................         $---               $---
            Fourth........................         $10 1/4            $8 3/4
            Year..........................         $10 1/4            $8 3/4

         As of March 19, 1997, there were approximately 434 shareholders, of which 38 were holders of record of the Company's Common Stock.

         The declaration of dividends is at the discretion of the Board of Directors of the Company. No dividends on the Common Stock have been declared or paid by the Company to date. The declaration and payment of future dividends and the amount thereof will be dependent upon the Company's results of operations, financial condition, cash requirements for its business, future prospects and other factors deemed relevant by the Board of Directors.

Item 6.  SELECTED FINANCIAL DATA



                                                                              Year Ended December 31,
                                               -----------------------------------------------------------------------
                                                                               (Dollars in thousands)
                                               1996(1)           1995             1994            1993           1992
                                               -------           ----             ----            ----           ----
Statement of Operatins
    Data:
    Net sales...............................   $63,428         $43,321          $35,690         $29,045        $23,982
    Cost of sales...........................    52,061          34,642           28,250          23,308         19,128
                                               -------         -------          -------         -------        -------
         Gross Profit.......................    11,367           8,679            7,440           5,737          4,854
     Selling, general and
       administrative expenses..............     8,891           7,125            6,219           5,221          4,199
     Non-cash compensation
       expense..............................       280              --               --              --             --
                                               -------          ------          -------         -------        -------

           Operating income.................     2,196           1,554            1,221             516            655
      Interest expense......................       312             274              204             141            101
      Other (expense)/income................       (11)             22               11              12              6
                                               -------          ------          -------         -------        -------
            Income before income
               taxes.........................    1,873           1,302            1,028             387            560
Provision for income taxes...................      756             509              418             165            243
                                               -------          ------          -------         -------        -------

            Net income.......................   $1,117            $793             $610            $222           $317
                                               =======          ======          =======         =======        =======

Earnings per share of
    Common Stock.............................    $0.44           $0.33            $0.26           $0.09          $0.13
                                              ========          ======          =======         =======        =======

      Weighted average number of
          common shares
          outstanding......................  2,532,399       2,388,000        2,320,000       2,356,000      2,400,000
                                             =========       =========        =========       =========      =========




                                                                                  December 31,
                                                       ----------------------------------------------------------------
                                                                            (Dollars in thousands)
Balance Sheet Data (at end of period):                 1996(2)         1995           1994           1993          1992
                                                       -------         ----           ----           ----          ----
    Working capital...........................        $10,211         $1,510           $944           $621          $660
    Total assets..............................         17,775          9,544          8,782          6,033         4,975
    Long-term debt............................             65             --              6             72           124
    Total debt................................            100          3,537          3,005          2,831         1,828
    Stockholders' equity......................        $12,073         $2,632         $1,839         $1,174        $1,023


(1) Includes the results of operations of DDP subsequent to its acquisition on May 30, 1996. See Note 3 to the Consolidated Financial Statements.

(2) Includes the acquisition of DDP on May 30, 1996 and the Company's initial public offering on November 12, 1996. See Notes 3 and 12 to the Consolidated Financial Statements.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with "Selected Financial Data" and the Consolidated Financial Statement and Notes thereto of the Company included elsewhere herein. The following information contains forward-looking statements which involve certain risks and uncertainties. Actual results and events may differ significantly from those discussed in the forward-looking statements. See Exhibit 99, attached hereto.

Overview

         The Company's past sales growth has been due, in part, to the acquisition of four computer and office automation supply companies over the past five years. The Company intends to significantly increase the scope of its operations through additional acquisitions. The Company continues to evaluate potential acquisitions and to identify and have preliminary discussions with potential acquisition candidates, although there are, as of the date of this Form 10-K, no definitive acquisition agreements between the Company and any other party relating thereto. There can be no assurance that any acquisition can or will be consummated on terms favorable to the Company, or at all.

         Further competition in the non-impact printing supplies and projection presentation products markets is expected to continue to have a negative effect on the Company's gross profit percentage. While overall gross profit is expected to increase as a result of the DDP acquisition, the Company's gross profit percentage is expected to be lower as a result of increased competition and the fact that DDP's profit margins are anticipated to be lower than that of the Company's other core products.

Results of Operations

         As an aid to understanding the Company's operations on a comparative basis, the following table has been prepared to set forth certain statement of operations data for 1996, 1995 and 1994.


                                                                     Year Ended December 31,
                                                           ---------------------------------------
                                                            1996             1995            1994
                                                            ----             ----            ----
                                                           Percent          Percent         Percent
Net sales............................................       100.0%           100.0%          100.0%
Cost of sales........................................        82.1             80.0            79.2
                                                             ----             ----            ----

     Gross profit....................................        17.9             20.0            20.8
Selling, general and administrative expenses.........        14.0             16.4            17.4
Non-cash compensation expense........................         0.4               --              --
                                                             ----              ---             ---

     Operating income................................         3.5              3.6             3.4
Interest expense.....................................         0.5              0.6             0.5
Other (expense)/income...............................          --               --              --
                                                             ----              ---             ---

     Income before income taxes......................         3.0              3.0             2.9
Provision for income taxes...........................         1.2              1.2             1.2
                                                             ----              ---             ---

     Net income......................................         1.8%             1.8%            1.7%
                                                             ====             ====            ====

Years Ended December 31, 1996 Compared to Year Ended December 31, 1995

         Net sales. Net sales for the year ended December 31, 1996 increased by $20.1 million or 46.4% to $63.4 million from $43.3 million for the year ended December 31, 1995. Of this net sales increase, 64.6% was attributable to the Company's acquisition of DDP in May 1996, while 5.2% of the increase was a result of increased sales of Presentation Products. The remaining increase was primarily a result of increased sales penetration and product offerings to existing customers. DDP's sales for the 3 months ended December 31, 1996 were higher than normal due to several one time sales transactions totaling $1.7 million that may not recur in 1997.

         Gross profit. Gross profit for the year ended December 31, 1996 increased by $2.7 million or 31.0%, to $11.4 million from $8.7 million for the year ended December 31, 1995. Gross profit as a percentage of net sales for the year ended December 31, 1996 was 17.9% compared to 20.0% for the year ended December 31, 1995. The decrease in the gross profit percentage was due primarily to the acquisition of DDP which had lower operating gross margins, primarily due to volume discounts associated with sales to other computer supply dealers and export business.

         Selling, general and administrative expenses. Selling, general and administrative expenses for the year ended December 31, 1996 increased by $1.8 million, or 24.8% to $8.9 million from $7.1 million for the year ended December 31, 1995. Approximately 38.5% of this increase was due to increased salary, bonus and profit sharing expenses, approximately 20.9% was due to increased commissions expense resulting from the Company's increased sales volume, and 14% was the result of a non-cash compensation charge for the stock awards granted to the three selling stockholders of DDP (see Note 12). As a percentage of net sales, selling, general and administrative expenses were 14.0% for the year ended December 31, 1996 compared to 16.4% for the year ended December 31, 1995. The decrease as a percentage of sales reflects the Company's ability to support increased sales volumes without a significant increase in its overhead structure.

         Non-cash compensation expense. Non-cash compensation expense for the year ended December 31, 1996 was $0.3 million. This compensation expense related to stock awards granted to the three selling stockholders of DDP (see Note 12).

         Operating income. Operating income for the year ended December 31, 1996 was $2.2 million as compared to $1.6 million for the year ended December 31, 1995, an increase of $0.6 million or 41.3%. This increase was primarily due to increased sales volume, the acquisition of DDP and improved operating efficiencies.

         Other (expense)/income. Other (expense)/income for the year ended December 31, 1996 decreased to ($10,587) from $21,722 for the year ended December 31, 1995.

         Interest expense. Interest expense for the year ended December 31, 1996 increased $38,250 to $312,327 from $274,077 for the year ended December 31, 1995. This increase was due primarily to the higher level of indebtedness during 1996, due to the Company's additional inventory purchases. See "Credit Facility."

         Provision for income taxes Provision for income taxes for the year ended December 31, 1996 increased by $0.2 million to $0.8 million from $0.5 million for the year ended December 31, 1995. The Company's effective tax rate was 40.3% compared to 39.1% for the year ended December 31, 1995.

Years Ended December 31, 1995 Compared to Year Ended December 31, 1994

         Net sales. Net sales for the year ended December 31, 1995 increased by $7.6 million, or 21.4%, to $43.3million from $35.7 million for the year ended December 31, 1994. Of this net sales increase, 31.6% of the increase was attributable to the Company's acquisition of Paper Rolls in June 1994, while 19.0% was attributable to increased sales of Presentation Products. The remaining increase was primarily a result of increased sales penetration and new product offerings to existing customers.

         Gross profit. Gross profit for the year ended December 31, 1995 increased by $1.2 million, or 16.7%, to $8.7 million from $7.4 million for the year ended December 31, 1994. Gross profit as a percentage of net sales for the year ended December 31, 1995 was 20.0% compared to 20.8% for the year ended December 31, 1994. The decrease in the gross profit percentage was due primarily to increased sales of non-impact printer supplies (laser and ink jet supplies) which have lower gross margins.

         Selling, general and administrative expenses. Selling, general and administrative expenses for the year ended December 31, 1995 increased by $0.9 million, or 14.6%, to $7.1 million from $6.2 million for the year ended December 31, 1994. Approximately 37.0% of this increase was due to increased commissions resulting from the Company's increased sales volume while approximately 14.3% was due to increased salary and profit sharing expenses. As a percentage of net sales, selling, general and administrative expenses were 16.4% for the year ended December 31, 1995 compared to 17.4% for the year ended December 31, 1994. This decrease as a percentage of sales reflects the Company's ability to support increased sales volumes without a significant increase in its overhead structure.

         Operating income. Operating income for the year ended December 31, 1995 increased by $0.3 million to $1.6 million from $1.2 million for the year ended December 31, 1994 for the reasons stated above.

         Other (expense)/income. Other (expense)/income for the year ended December 31, 1995 increased to $21,722 from $10,767 in 1994. This increase was due primarily to interest income.

         Interest expense. Interest expense for the year ended December 31, 1995 increased by $0.1 million, or 34.4%, to $0.3 million from $0.2 million for the year ended December 31, 1994. This increase was due primarily to an increase in the interest rate associated with the Company's short-term line of credit and to a lesser extent an increase in amounts outstanding under the line of credit.

         Provision for income taxes. The provision for income taxes for the year ended December 31, 1995 increased $0.1 million to $0.5 million from $0.4 million for the year ended December 31, 1994. The Company's effective tax rate was 39.1% for the year ended December 31, 1995 compared to 40.7% for the year ended December 31, 1994.

Liquidity and Capital Resources

         On November 15, 1996, the Company completed the initial public offering (the "Offering") of 1,150,000 shares of its Common Stock (including the underwriters' overallotment option of 150,000 shares which closed on December 13, 1996) at a price of $8.50 per share. Net proceeds to the Company after deducting underwriting fees and expenses amounted to $7.8 million. The net proceeds were used to repay all outstanding indebtedness under the bank line of credit and for other general corporate purposes.

         Net cash flows used in operating activities were $1.3 million and $0.1 million for the years ended December 31, 1996 and 1995, respectively, for the year ended December 31, 1994, net cash flows provided by operating activities were $0.7 million. The increase in net cash flows used in operations in 1996 and 1995 primarily related to increases in working capital requirements to support the Company's expanded business activities. Working capital amounted to $10.2 million at December 31, 1996 compared to $1.5 million at December 31, 1995, which resulted primarily from an increase in accounts receivable and inventories, and a decrease in borrowings, partially offset by an increase in accounts payable.

         Capital expenditures for the year ended December 31, 1996 of $360,000 were used to acquire new office furnishings, additional warehouse shelving, telephones and computer equipment to equip and furnish the Company's new office/warehouse building in November 1996.

         For fiscal year 1997, the Company expects capital expenditures of approximately $0.3 million (comprised of approximately $0.2 million to be used for upgrading and enhancing the Company's MIS and approximately $0.1 million for capital maintenance items). Actual capital expenditures for fiscal 1997 may be greater than budgeted amounts depending on the level of acquisition activity and other factors.

         The Company believes that its cash on hand, borrowing capacity under the Credit Facility, capital resources, and cash flows will be sufficient to fund its ongoing operations and budgeted capital expenditures for 1997, although actual capital needs may change, particularly in connection with acquisitions which the Company may make in the future. The Company's long-term requirements including capital expenditures and acquisitions, are expected to be financed by a combination of internally generated funds, additional borrowings and other sources of external financing as needed.

Credit Facility

         In September 1996, the Company increased its line of credit with National City Bank, Dayton, Ohio (the "Bank") from $6.5 million to $15.0 million in order to facilitate the planned expansion of the Company's business activities, including acquisitions. The Credit Facility matures on September 11, 1998.

         The amount of the Credit Facility that will be available to the Company may not exceed the lesser of $15.0 million or an amount equal to the sum of: (i) 85.0% of the net book value of all eligible receivables less than 90 days old, except that all receivables from any particular customer will be ineligible if more than 15.0% of the total due from such customers are aged (90 days or more) plus (ii) an amount equal to the lesser of either 50.0% of the then value of all inventory, not to exceed 45.0% of the aggregate unpaid principal balance less the amount secured by inventory acquired by the Company from Hewlett-Packard and not yet paid for, or if advances are made against foreign accounts receivables, not to exceed $2.0 million (the "Borrowing Base").

         The Borrowing Base may be changed by the Bank, in its sole discretion, from time to time. Borrowings under the Credit Facility bear interest, at the Company's option, (i) on amounts in excess of $500,000, at the applicable London Interbank Offered Rate ("LIBOR") per annum determined by the Bank plus 2.0%, adjustable at the end of each contract period (one, two, three, four or six months), as defined in the Credit Facility, or (ii) at the Bank's applicable prime rate (as defined in the Credit Facility). Interest on the Credit Facility is payable in arrears on the last day of each month and at maturity, except that interest on loans bearing interest utilizing the LIBOR option is payable on the last day of the contract period and at maturity, unless the contract period is longer than 90 days in which case interest is payable every three months.

         The Company's ability to utilize the LIBOR option is subject to certain conditions set forth in the Credit Facility, including the condition that the LIBOR option must adequately compensate the Bank for making such loan. If the interest option selected by the Company is deemed ineffective by the Bank, the Company will be required to pay the Bank interest at the prime rate until an effective LIBOR election is made. Amounts under the Credit Facility are available for borrowings and stand-by letters of credit to finance the Company's working capital requirements and acquisitions. The Company believes that the amounts available for borrowing under the Credit Facility are sufficient to fund its current operations. Under the terms of the Credit Facility, the Company must pay the Bank a quarterly commitment fee of 0.25% of the daily difference between $15.0 million and the aggregate unpaid principal outstanding balance under the Credit Facility.

         The principal amount of the Credit Facility may be prepaid without premium or penalty unless the amount prepaid is subject to the LIBOR option, in which event the Company would be obligated to pay the Bank accrued interest, if any, and a premium based on the principal amount paid and computed for the period from the date of the last day of the contract period for the amount subject to the LIBOR option at a rate equal to the excess, if any, of the LIBOR rate over the bond equivalent yield for U.S. Treasury debt securities for a term similar to the contract period. Moreover, if, in the Bank's opinion, any event has occurred which increased the cost of funding or maintaining the LIBOR option or reduces the amount of any payment to be made to the Bank in respect thereof, the Company will be obligated to pay the Bank an amount equal to such cost increase or reduced payment, as the case may be, and the Company must also pay to the Bank any amount which reduces the Bank's rate of return and requires the Bank to increase its capital.

         The indebtedness under the Credit Facility is secured by substantially all of the assets of the Company, including accounts receivable, equipment and inventory. In addition, the Credit Facility requires that the Company maintain a tangible net worth of $2.7 million until December 31, 1996, increasing to $3.2 million and thereafter increasing by an amount equal to 50.0% of the Company's net income annually thereafter, maintain a debt to tangible net worth ratio of 450.0% and annual pre-tax interest coverage (net income plus interest expense plus income tax) of 150.0% or more of the Company's annual interest expense. The Company was, at December 31, 1996, and is as of the date hereof, in compliance with these financial covenants.

         Events of default under the Credit Facility include, among other things, the failure to pay interest and/or principal when due, the failure of the representations or warranties of the Company to be true and correct, the failure or repudiation of the performance of the Credit Facility by the Company, any default of the Company and other indebtedness where such creditor has the right to accelerate the maturity of such indebtedness, the entry of any judgment against the Company, the failure of the Company to provide information to the Bank, the use of the proceeds of the Credit Facility for any purpose not in the ordinary course of the Company's business or the occurrence of any event which, in the Bank's judgment, is likely to have a material adverse effect on the financial condition, properties or business operations of the Company, or if the Bank believes that the prospect of payment or the performance of any obligation evidenced by the Credit Facility is impaired. The occurrence of an event of default will give the Bank the right to immediately terminate the Credit Facility and declare any indebtedness outstanding thereunder immediately due and payable.

         The Credit Facility further states that it will be an event of default if the Company, without first providing to the Bank prior written notice: (i) uses advances under the Credit Facility to acquire less than a majority interest in any company or venture; (ii) becomes a party to any merger or consolidation, purchases all of the assets or business of any corporation or business enterprise, creates or acquires any subsidiary or makes any investment in any stock or other equity securities of any kind; or (iii) becomes a party to any joint venture or partnership, sells or transfers any equity interest in any subsidiary, or issues any equity interest. Moreover, the Company may not, except in connection with certain acquisition transactions, without the Bank's prior consent, make loans or advances to others or borrowings under the Credit Facility, or become a guarantor of any kind.

Inflation

         Certain of the Company's product offerings, particularly paper products, have been and are expected to continue to be subject to significant price fluctuations due to inflationary and other market conditions. The Company is generally able to pass such increased costs on to its customers through price increases, although the Company may not be able to adjust its prices immediately. In general, the Company does not believe that inflation has had a material effect on its results of operations in recent years, and technological advances have caused its prices on certain products to decrease.

Inventory Management

         The Company manages its inventory by maintaining sufficient quantities of the most frequently ordered products to achieve high order fill rates while at the same time attempting to maximize inventory turns. The Company does not maintain any inventory of certain items, which items, when ordered from the Company are drop-shipped (i.e., shipped from the manufacturer's loading dock) directly to the Company's customers. While the Company sells more than 12,940 stock keeping units ("SKUs") or items of merchandise, approximately 1,800 SKUs account for approximately 70.0% of the Company revenues. Consequently, the Company is continually attempting to identify slow moving inventory by use of its computer software applications and delete those SKUs whenever possible in order to maximize inventory turns. Inventory balances will fluctuate as the Company adds new product lines, when it makes large purchases from suppliers to take advantage of attractive terms and when certain inventory items are deleted. Inventory turns on an annual basis has declined from 13 times for the year ended December 31, 1995 to 12 times for the year ended December 31, 1996. This decrease reflects the Company's purchases during such periods in larger quantities in order to take advantage of volume purchasing pricing structures from its vendors. The Company's purchasing decisions are made from time to time based upon incentive pricing programs offered by its vendors.

Forward-Looking Information

         The matters discussed in this Form 10-K, other than historical information, and, in particular, information regarding future revenue, earnings and business plans, intentions and goals, consist of forward-looking information under the Private Securities Litigation Reform Act of 1995, and are subject to and involve risks and uncertainties which could cause actual results to differ materially from the forward-looking information. These risks and uncertainties include, but are not limited to, those factors set forth in Exhibit 99 hereto, as well as general economic conditions, general levels of market rates of interest, industry trends, the loss of key suppliers or customers, the loss of shipping relationships, change in customer demand, product availability, competition (including pricing and availability), concentrations of credit risk, distribution efficiencies, capacity constraints, technological difficulties, exchange or interest rate fluctuation and the regulatory and trade environment (domestic and foreign).

Item 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Index to Financial Statements

                                                                         Page
                                                                         ----

Report of Independent Accountants......................................   20

Financial Statements:

       Consolidated Statement of Operations for the years ended
          December 31, 1996, 1995 and 1994.............................   21

       Consolidated Balance Sheet at December 31, 1996 and 1995........   22

       Consolidated Statement of Cash Flows for the years ended
           December 31, 1996, 1995 and 1994............................   23

        Notes to Consolidated Financial Statements.....................  24-34

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Miami Computer Supply Corporation

         In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Miami Computer Supply Corporation and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP
Pittsburgh, Pennsylvania
February 19, 1997

                        MIAMI COMPUTER SUPPLY CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                     YEAR ENDED DECEMBER 31,
                                               -----------------------------------
                                               1996            1995           1994
                                               ----            ----           ----
 Net sales .............................   $ 63,427,728    $ 43,320,922    $ 35,690,105
 Operating costs:
     Cost of sales .....................     52,061,042      34,641,904      28,249,947
     Selling, general and administrative
        expenses .......................      8,891,122       7,124,661       6,219,104
     Non-cash compensation expense .....        279,726            --              --
                                           ------------    ------------    ------------

         Total operating costs .........     61,231,890      41,766,565      34,469,051
                                           ------------    ------------    ------------

 Operating income ......................      2,195,838       1,554,357       1,221,054
 Interest expense ......................       (312,327)       (274,077)       (204,406)
 Other (expense)/income ................        (10,587)         21,722          10,767
                                           ------------    ------------    ------------

 Income before income taxes ............      1,872,924       1,302,002       1,027,415
 Provision for income taxes (Note 10) ..        755,693         509,129         417,680
                                           ------------    ------------    ------------

 Net income ............................   $  1,117,231    $    792,873    $    609,735
                                           ============    ============    ============

 Earnings per share of common stock ....   $       0.44    $       0.33    $       0.26
                                           ============    ============    ============

 Weighted average number of common
     shares outstanding ................      2,532,399       2,388,000       2,320,000
                                           ============    ============    ============













              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        MIAMI COMPUTER SUPPLY CORPORATION

                           CONSOLIDATED BALANCE SHEET




                                                                                         December 31,
                                                                                  -----------------------
                             Assets                                               1996               1995
                                                                                  ----               ----
Current assets
    Cash and cash equivalents ................................................ $   780,875         $     1,900
    Accounts receivable (Note 4) .............................................   8,636,657           5,155,236
    Inventories .............................................................    5,894,838           2,943,504
    Prepaid expenses .........................................................     396,450              37,155
    Deferred tax assets (Note 10) ............................................      35,496              69,052
                                                                               -----------         -----------

        Total current assets .................................................  15,744,316           8,206,847
                                                                               -----------         -----------

Property and equipment - net of accumulated
    depreciation (Note 6).....................................................   1,016,164             535,241
                                                                               -----------         -----------
Other assets:
    Deposits .................................................................      28,302              96,749
    Cash surrender value officers' life insurance ............................     571,986             419,779
    Intangible assets (Note 9)................................................     414,440             285,520
                                                                               -----------         -----------
        Total assets ......................................................... $17,775,208         $ 9,544,136
                                                                               ===========         ===========

               Liabilities and Stockholders' Equity
Current Liabilities:
    Line-of-credit (Note 5) .................................................. $      --           $ 3,531,467
    Accounts payable - trade .................................................   4,308,785           2,132,480
    Accrued expenses, payroll taxes and withholdings .........................   1,188,708             805,796
    Accrued income taxes .....................................................        --               221,414
    Current portion of long-term debt (Note 5) ...............................      35,567               5,413
                                                                               -----------         -----------
        Total current liabilities ............................................   5,533,060           6,696,570
Long-term debt (Note 5) ......................................................      64,696                 477
Other long-term liabilities ..................................................      43,160             163,640
Deferred taxes (Note 10) .....................................................      61,249              51,661
                                                                               -----------         -----------
        Total liabilities ....................................................   5,702,165           6,912,348

Stockholders' equity (Note 12):
    Common stock, no par value; 30,000,000 shares authorized, 3,538,000 and
       2,388,000 shares outstanding at December 31, 1996 and December 31,
       1995, respectively ....................................................       --                  --
    Additional paid-in capital ...............................................   8,349,249              25,225
    Retained earnings ........................................................   3,738,794           2,621,563
                                                                               -----------         -----------
                                                                                12,088,043           2,646,788
      Less - Treasury common stock, at cost (shares 1996-1,200;
           1995-1,200) .......................................................      15,000              15,000
                                                                               -----------         -----------
         Total stockholders' equity ..........................................  12,073,043           2,631,788
                                                                               -----------         -----------
         Total liabilities and stockholders' equity .......................... $17,775,208         $ 9,544,136
                                                                               ===========         ===========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        MIAMI COMPUTER SUPPLY CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                                Year Ended December 31
                                                                                    ---------------------------------------
                                                                                        1996           1995           1994
                                                                                        ----           ----           ----
Cash flows (used in) provided by operating activities:
    Net income ................................................................   $  1,117,231    $    792,873    $    609,735
    Adjustments to reconcile net income to cash (used in)
      provided by operating activities:
       Depreciation and amortization ..........................................        328,500         292,211         244,439
       Provision for obsolete inventory .......................................         13,332          11,791          24,491
       Issuance of stock awards ...............................................        279,726            --              --
       Noncash compensation to former Diversified Data Products, Inc.
         owner ................................................................         58,694            --              --
       Deferred income taxes...................................................         32,118          (6,876)          2,097
       Changes in assets and liabilities net of effects of acquisitions of businesses:
       Accounts receivable ....................................................     (2,637,195)       (146,935)       (975,350)
       Inventories.............................................................     (1,607,704)       (623,290)       (696,691)
       Prepaid expenses........................................................       (341,336)         (7,061)         23,201
       Deposits................................................................         68,447           4,914         (23,543)
       Accounts payable - trade................................................      1,341,503        (371,359)      1,021,975
       Accrued expenses........................................................        329,638            (929)        176,526
       Accrued income taxes....................................................       (265,652)        (62,496)        278,019
                                                                                  ------------    ------------    ------------
          Cash (used in) provided by operating activities......................     (1,282,698)       (117,157)        684,899
                                                                                  ------------    ------------    ------------
Cash flows from investing activities:
    Capital expenditures.......................................................       (511,851)       (228,866)       (125,769)
    Investment in cash surrender value officers' life insurance................       (152,207)       (160,899)        (75,871)
    Purchase of Paper Rolls & Computer Supplies, Inc. .........................           --              --          (505,986)
    Cash included in the acquisition of Diversified Data Products, Inc.........        109,467            --              --
                                                                                  ------------    ------------    ------------
      Cash used in investing activities .......................................       (554,591)       (389,765)       (707,626)
                                                                                  ------------    ------------    ------------

Cash flows from financing activities:
    Proceeds from initial public offering .....................................      7,794,298            --              --
    Borrowings under line-of-credit............................................     13,578,915      12,707,419       9,682,562
    Payments under line-of-credit..............................................    (18,610,382)    (12,108,613)     (9,441,469)
    Principal payments on long-term debt.......................................        (26,087)        (66,585)        (66,905)
    Payments under non-competition agreements .................................       (120,480)       (120,480)       (111,480)
    Purchase of treasury stock ................................................           --              --           (95,000)
    Proceeds from sale of treasury stock ......................................           --              --           150,000
                                                                                  ------------    ------------    ------------
      Cash provided by financing activities....................................      2,616,264         411,741         117,708
                                                                                  ------------    ------------    ------------
Net increase (decrease) in cash and cash equivalents ..........................        778,975         (95,181)         94,981
Cash and cash equivalents - Beginning of year..................................          1,900          97,081           2,100
                                                                                  ------------    ------------    ------------
Cash and cash equivalents - End of year .......................................   $    780,875    $      1,900    $     97,081
                                                                                  ============    ============    ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        MIAMI COMPUTER SUPPLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Organization and Operations

         Miami Computer Supply Corporation (the "Company") sells a wide variety of computer supplies to corporate customers, governmental agencies, universities, hospitals and, to a lesser extent, computer supply dealers. Its primary sales products include laser printer supplies, printer cartridges, ribbons, presentation products and paper. The Company operates one centralized distribution center in Dayton, Ohio and four smaller distribution centers in Rochester, New York, Louisville, Kentucky, Ann Arbor, Michigan, and Leeds, England. The Company also maintains 15 sales offices primarily in the Midwest and Northeast regions of the United States.

         Effective May 30, 1996, Pittsburgh Investment Group LLC (LLC) acquired 70 percent of the outstanding shares of the Company for $4.0 million in cash and $4.0 million in promissory notes. Concurrent with this acquisition, LLC also acquired from third parties 100 percent of the outstanding common stock of Diversified Data Products, Inc., a Michigan corporation ("DDP") and contributed its stock in DDP to the Company. As a result, DDP, a computer supply and office automation distributor, became a wholly-owned subsidiary of the Company on May 30, 1996. DDP maintains two wholly-owned subsidiaries, Diversified Data Products, U.K., Ltd., located in the United Kingdom and Compass Export Marketing ("CEM") Overseas Limited, located in Dubai, United Arab Emirates.

         The operating results and cash flows of DDP have been included in the consolidated statements of operations and the consolidated statement of cash flows for the year ended December 31, 1996 from the date of acquisition.

Note 2.  Summary of Significant Accounting Policies

Use of  Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Consolidation

         All subsidiaries which are wholly-owned are included in the consolidated financial statements. Intercompany accounts and transactions are eliminated.

Revenue Recognition

         Revenues from the sale of products are recognized upon passage of title to the customer which coincides with shipment.

Inventories

         Inventories are stated at lower of cost or market. Cost is determined using a weighted average method. Inventories consist primarily of products held for resale.

Foreign Currency Transactions

         For the Company's subsidiaries located in the United Kingdom and the United Arab Emirates, the functional currency is the U.S. dollar.

                        MIAMI COMPUTER SUPPLY CORPORATION

Note 2.  Summary of Significant Accounting Policies - (Continued)

Cash and Cash Equivalents

         Cash and cash equivalents include cash on hand and on deposit and highly liquid debt instruments with maturities generally of three months or less. Cash equivalents are carried at cost, which approximates fair value.

Derivative Instruments

         Forward foreign currency contracts are used to manage currency risks relating to existing assets or liabilities denominated in a foreign currency. Gains or losses are recognized in income in the current period. Net contract values are included in receivables or payables as appropriate.

Fair Value of Financial Instruments

         The following methods assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

                  Cash and deposits - The carrying amount reported in the balance sheet approximates fair value.

                   Foreign currency exchange contracts - The fair value of the Company's foreign exchange contracts is estimated based on quoted market prices of comparable contracts.

                  Short- and long-term debt - The carrying amounts of the Company's borrowings approximated their fair value.

Property, Equipment, and Capital Leases

         Property, equipment and capital leases are recorded at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets. Depreciation and amortization periods are as follows:
                                                  Estimated
                                                  useful lives
                                                  ------------
        Furniture and fixtures...........         5 to 7 years
        Equipment........................         3 to 7 years
        Leasehold improvements...........         3 to 5 years
        Vehicles.........................              5 years

Retirement and Disposal of Properties

         The cost of properties retired or otherwise disposed of, together with the accumulated depreciation provided thereon, is eliminated from the accounts. Any net gain or loss is recognized in operating income.

Long-Lived Assets

         Effective January 1, 1996, the Company adopted Statements of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The adoption of this statement did not have a material affect on the financial position, results of operations or cash flows of the Company.

Income Taxes

         Income taxes are recognized during the year in which transactions enter into the determination of financial statement income. Deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities.

                        MIAMI COMPUTER SUPPLY CORPORATION

Note 2.  Summary of Significant Accounting Policies - (Continued)

Insurance

         The Company maintains life insurance policies on its key employees which are recorded at the net cash surrender value. While the Company is the owner, the Split Dollar Agreements state that the beneficiaries of the insureds will be entitled to receive the face value of the policies upon the death of the insureds, less the policies' cash value.

Earnings Per Share

         Earnings per common share is calculated based on the weighted average number of shares of common stock and common stock equivalents outstanding during each period, including the weighted average effect of the Company's initial public offering. See also Notes 12 and 17.

Advertising Costs

         Costs of advertising are expensed as incurred.

Note 3.  Acquisitions

         Effective May 30, 1996, LLC contributed its stock in DDP to the Company. See also discussion in Note 1. The acquisition of DDP by the Company has been accounted for using the purchase method of accounting; and accordingly, the purchase price has been allocated to the assets based upon the fair value of the liabilities assumed as of May 30, 1996.

         In connection with the acquisition of DDP, LLC issued a loan to certain former stockholders in an amount of $250,000. This amount was subject to repayment based upon DDP generating specified income levels for the period May 30, 1996 to December 31, 1996. DDP generated such income levels for this period, and accordingly the loan was forgiven. The value of the assets acquired has been adjusted to reflect this additional consideration.

         The purchase price was allocated as follows:

         Cash............................        $  109,467
         Accounts receivable - net.......         1,152,626
         Inventories.....................         1,327,685
         Other assets....................            79,484
         Goodwill........................           250,000
                                                  ---------

        Purchase price...................        $2,919,262
                                                 ==========

         Goodwill recorded in connection with this acquisition is being amortized on a straight-line basis over 40 years.

         The operating results of DDP have been included in the Company's statement of operations from the date of acquisition. The following unaudited pro forma information has been prepared assuming that this acquisition had taken place at the beginning of the respective periods. This pro forma financial information is presented for information purposes only and may not be indicative of what the actual results of operations might have been if the acquisition had been effective at the beginning of 1995.


                                                Year Ended         Year Ended
                                               December 31,      December 31,
                     (Unaudited)                  1996              1995
                                                  ----              ----
           Net sales........................   $68,790,997       $56,677,622
           Net income.......................     1,131,988           811,969
           Earnings per share..............          $0.45             $0.34

                        MIAMI COMPUTER SUPPLY CORPORATION

Note 3. Acquisitions - (Continued)

         Effective June 30, 1994, the Company acquired the assets and the ongoing business of Paper Rolls & Computer Supplies, Inc. ("Paper Rolls"), a computer supply distributor located in Louisville, Kentucky for cash of $505,986. In addition, the Company agreed to pay $72,000 over a 4-year period beginning July 1, 1994, for agreements with the former owners not to compete and for goodwill.

         The acquisition has been accounted for using the purchase method of accounting; and accordingly, the purchase price has been allocated to the assets purchased based upon the fair values at the date of acquisition.

         The purchase price was allocated as follows:

         Accounts receivable - net........................     $295,530
         Inventories......................................      155,185
         Property and equipment...........................       55,271
         Intangible asset - Noncompetition agreement......       32,000
         Goodwill.........................................       40,000
                                                                -------
                 Purchase price...........................     $577,986
                                                               ========

         The operating results of Paper Rolls have been included in the Company's statement of operations from the date of acquisition. The following unaudited pro forma information has been prepared assuming that this acquisition had taken place at the beginning of 1994. This pro forma financial information is presented for information purposes only and may not be indicative of what the actual results of operations might have been if the acquisition had been effective at the beginning of 1994.

                                                              Year Ended
                                                              December 31,
         (Unaudited)                                             1994
                                                                 ----
         Net sales......................................      $37,362,867
         Net income.....................................          610,601
         Earnings per share.............................            $0.26

         In connection with the acquisition, employment agreements were entered into with certain of the former owners. As part of the employment agreement, two of these officers were each granted an option to purchase up to 6,000 shares of the Company's stock for a period of four years from the acquisition date at book value as determined by the Company's Board of Directors on an annual basis. The exercise price of the options was equivalent to the determined book value. These options were exercised in 1994.

Note 4.  Accounts Receivable

                                                          December 31,
                                                          ------------
                                                      1996            1995
                                                      ----            ----
        Trade customers......................     $8,146,735      $ 5,071,100
        Rebates due from suppliers...........        230,383           88,799
        Other................................        271,611            1,337
           Less - Allowance for doubtful
             accounts........................        (12,072)          (6,000)
                                                  ----------      -----------
                                                  $8,636,657      $ 5,155,236
                                                  ===========     ===========

                        MIAMI COMPUTER SUPPLY CORPORATION

Note 5.  Borrowing Arrangements

 The following is a summary of the Company's borrowings:     December 31,
                                                             ------------
                                                            1996        1995
                                                            ----        ----
   Short-term debt:
       Line-of-credit.................................      $ --     $3,531,467
                                                            ====     ==========

   Long-term debt:
        Agreement dated January 27, 1993,
            maturing on January 26, 1997;
            interest rate 10.25%......................       477          5,890
        Capitalized lease obligations (See Note 11)...    99,786            --
                   Less - Current portion.............   (35,567)        (5,413)
                                                        --------        -------

                      Total long-term debt............   $64,696           $477
                                                        ========        ========

         The Company's line-of-credit ("Credit Facility") allows borrowings up to $15,000,000. The Credit Facility matures on September 11, 1998. The agreement provides for borrowings up to an amount determined pursuant to a borrowing base formula which includes various categories of collateral. The interest rate for the Credit Facility is variable and based upon either the LIBOR rate plus 2 percent (7.56 percent at December 31, 1996) or the prime rate (8.25 percent at December 31, 1996). The Credit Facility contains covenants to maintain a minimum tangible net worth (as defined by the agreement) and certain interest coverage ratios at December 31, 1996 the available and unused portion of the Credit Facility was $9,451,372.

         An irrevocable letter of credit in the amount of $390,000 was delivered by the Company to the former owner of Datron Computer Products, Inc., ("Datron") in connection with the Company's acquisition of Datron on May 3, 1993, as security for the performance of all of the Company's obligations under the purchase agreement. The letter of credit expires on April 30, 1999, and may be drawn upon if the Company fails to make any payment under the purchase agreement. The face amount of the letter of credit is reduced $78,000 annually beginning on May 1, 1995. The face amount at year end December 31, 1996 was $234,000. A one percent annual commitment fee is payable on the letter of credit. No amounts have been drawn against the letter of credit.

Note 6.  Property and Equipment

         Property and equipment is stated at cost and consists of the following:
                                                            December 31,
                                                            ------------
                                                          1996        1995
                                                          ----        ----
           Furniture and fixtures................    $  615,475     $252,894
           Equipment.............................     1,283,602      952,173
           Leasehold improvements...............         74,568       48,059
           Vehicles..............................       134,369       98,113
                                                      ---------    ---------
                                                      2,108,014    1,351,239
                Less - Accumulated depreciation.      1,091,850      815,998
                                                      ---------    ---------
                                                     $1,016,164     $535,241
                                                     ==========     ========

Note 7.  Retirement Plan

         The Company has an employee savings plan (the "Savings Plan") that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. All employees 21 years of age with one year or more of service are eligible to participate in the Savings Plan. The Company matches 50 percent of the employee contributions, with a maximum contribution of 1.5 percent of the employee's compensation. Contributions to the Savings Plan were $63,776, $55,083 and $41,940 for the years ended December 31, 1996, 1995 and 1994, respectively.

                        MIAMI COMPUTER SUPPLY CORPORATION

Note 8.  Profit Sharing Plan

         The Company established a profit sharing plan (the "Profit Plan") as of January 1, 1995 that covers substantially all administrative employees. Contributions to the Profit Plan are based on three percent of the Company's pre-tax profit and are distributed to the employees according to the provisions of the Profit Plan. Contributions to the Profit Plan by the Company were $46,079 and $44,852 for the years ended December 31, 1996 and 1995, respectively.

Note 9.  Intangible Assets

         Intangible assets include noncompetition agreements with the former owners of Datron Computer Products, Inc., and Paper Rolls & Computer Supplies, Inc. The agreements have terms of 4 to 5 years. The gross value assigned is $544,400. Accumulated amortization was $395,760 and $285,280 at December 31, 1996 and December 31, 1995, respectively. Amortization expense approximated $110,480 for the years ended December 31, 1996 and 1995, respectively and $106,480 for the year ended December 31, 1994.

Note 10.  Income Taxes

         The provision (benefit) for taxes on income consists of the following:
                                        1996         1995          1994
                                        ----         ----          ----
      Current:
         Federal ...................   $ 569,980   $ 395,085    $ 322,000
         State .....................     153,595     120,920       93,583
                                       ---------   ---------    ---------
               Total ...............     723,575     516,005      415,583
      Deferred:
          Federal ..................      22,623      (6,296)        (363)
          State ....................       9,495        (580)       2,460
                                       ---------   ---------    ---------
               Total ...............      32,118      (6,876)       2,097
                                       ---------   ---------    ---------

                 Total tax provision   $ 755,693   $ 509,129    $ 417,680
                                       =========   =========    =========

Deferred tax assets and liabilities comprise the following:
                                                1996            1995
                                                ----            ----
     Deferred tax assets:
         Inventory..................          $ 4,420         $ 40,951
         State tax accrual..........           29,240           25,704
         Goodwill...................           13,180            7,908
         Other......................           10,020            2,397
                                              -------         --------
               Total deferred tax assets       56,860           76,960
     Deferred taxes:
         Depreciation...............          (80,830)         (59,569)
         Other                                 (1,783)               0
                                              -------         --------
               Total deferred taxes           (82,613)         (59,569)
                                             --------         --------
               Net deferred taxes            $(25,753)        $ 17,391
                                             =========        ========

A reconciliation of the federal statutory tax rate to the Company's effective tax rate is as follows:

                                                          1996         1995        1994
                                                          ----         ----        ----
         U.S. federal statutory rate
             applied to income before tax...........    $636,794     $442,681      $349,321
         State income taxes, net of federal income
             tax effect.............................     105,560       79,424        63,388
         Permanent differences......................      13,715       14,860        10,617
         Adjustment to prior year tax accruals......           0      (27,869)       (5,941)
         Other......................................        (376)          33           295
                                                        --------     --------       -------
                                                        $755,693     $509,129      $417,680
                                                        ========     ========      ========



                        MIAMI COMPUTER SUPPLY CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 10.  Income Taxes - (Continued)

         The effective tax rates were 40.3%, 39.1%, and 40.7% for the years ended December 31, 1996, 1995 and 1994, respectively.

Note 11.  Leases

         The Company leases office space (see Note 17) and certain automobiles under various operating and capital leases. Lease terms range from 1 to 10 years. Operating leases which expire are generally renewed or replaced by similar leases and renewal options. The total rental expense under operating leases amounted to $370,845, $253,856 and $237,587 for the years ended December 31, 1996, 1995 and 1994, respectively.

         Following is a summary of future minimum rental payments with respect to leases that have initial or remaining noncancelable lease terms in excess of 1 year at December 31, 1996:

 Year Ending                                      Capitalized         Operating
 December 31,                                       leases             leases
 ------------                                       ------             ------

          1997 ............................       $    41,436       $   526,253
          1998 ............................            41,436           413,825
          1999 ............................            27,624           348,138
          2000 ............................                --           308,297
          2001 ............................                --           308,297

          Later years .....................                --         1,434,104
                                                   ----------       -----------

Total minimum lease payments ..............        $  110,496       $ 3,338,914
                                                   ==========       ===========

Imputed interest...........................           (10,710)

Present value of minimum
  capitalized lease payments ..............            99,786
Current portion............................           (35,090)
                                                       ------

Long-term capitalized lease
   obligation .............................        $   64,696
                                                   ==========

                        MIAMI COMPUTER SUPPLY CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 12.  Common Stockholders' Equity

                                                                            Additional
                                              Shares        Unearned          paid-in        Retained         Treasury
                                           outstanding    Compensation        capital        earnings          stock
                                           -----------    ------------        -------        --------          -----
Balance, December 31,
   1993................................      2,383,600     $      --         $ 25,225      $1,218,955        $(70,000)
Net income.............................             --            --              --          609,735              --
Purchase of treasury stock.............         (7,600)           --              --               --         (95,000)
Sales of treasury stock................         12,000            --              --               --         150,000
                                             ---------      --------        ---------      -----------       --------
Balance, December 31, 1994.............      2,388,000            --           25,225       1,828,690         (15,000)
Net income.............................             --            --              --          792,873              --
                                             ---------      --------        ---------      -----------       --------
Balance, December 31, 1995.............      2,388,000            --           25,225       2,621,563         (15,000)
Net income.............................             --            --               --       1,117,231              --
Stock awards issued....................             --      (279,726)         279,726              --              --
Compensation expense recognized........             --       279,726               --              --              --
Net proceeds from initial public
  offering.............................      1,150,000            --        7,794,298              --              --
Additional consideration
  DDP acquisition (See Note 3).........             --            --          250,000              --              --
                                             ---------      --------        ---------       ---------         --------
Balance, December 31,
  1996.................................      3,538,000       $     0       $8,349,249      $3,738,794        $(15,000)
                                             =========       =======       ==========      ==========         ========

         On December 1, 1995, the Articles of Incorporation of the Company were amended and restated to provide for voting and nonvoting shares. As of the same date, the Board of Directors approved a stock dividend of nine nonvoting shares for each voting share outstanding as of that date. All applicable share and per share data have been adjusted for the stock dividend.

         On September 25, 1996, the Stockholders approved a recapitalization of the Company's common equity and 200-for-1 stock split as of that date. All applicable share and per share data have been adjusted to reflect the stock split.

         On November 15, 1996, the Company completed an initial public offering of 1,150,000 shares of common stock (including an underwriters' overallotment option of 150,000 shares) to the public at a price of $8.50 per share. Net proceeds to the Company after deducting underwriting fees and expenses amounted to $7,794,298. The proceeds were used to repay all outstanding indebtedness under the Credit Facility and for other corporate purposes.

         In conjunction with the purchase of DDP by LLC, LLC agreed to provide the three selling stockholders of DDP a stock incentive so long as such stockholders remain employees of the Company. LLC agreed to transfer a total of 58,520 shares of the Company's common stock owned by LLC to the employees over three year period ending December 31, 1998. However, upon the initial public offering of the Company's common stock, all such shares vested. The market value of the stock award was recognized as compensation expense at the initial public offering date.

Note 13. Supplemental Disclosures of Cash Flow Information

         Cash payments for the following items amounted to:

                                         December 31,
                                         ------------
                               1996            1995       1994
                               ----            ----       ----
        Interest ........   $  325,355      $263,846    $204,377
        Income taxes.....   $1,006,896      $578,501    $140,733

        During 1996, $113,650 of leased assets and obligations were capitalized.

                        MIAMI COMPUTER SUPPLY CORPORATION

Note 14.  Commitments and Contingencies

         The Company sells its products to corporate customers, governmental agencies, universities, hospitals and, to a lesser extent, computer supply dealers primarily in the Midwest and Northeast regions of the United States. Credit risk with respect to trade accounts receivable is generally diversified due to the large number of entities comprising the Company's customer base.

         In connection with the Datron acquisition, the Company is obligated to make income participation payments to the former owner based on the Company's gross profits for the five years ending April 30, 1999. The annual payment under this provision shall not exceed $17,520 in any one year. For 1996, 1995 and 1994, no payments were made. Under purchase accounting principles, purchase consideration that is payable upon the outcome of a contingency is not recorded at the acquisition date unless the outcome of the contingency is determinable beyond reasonable doubt. At such time, as the payments of amounts under the provision becomes finally determined, the additional liability will be recorded, and the value of the assets acquired will be increased in like amount.

Note 15.  Insurance

         The Company has a self-insurance medical plan which covers $37,000 per individual insured per year for the policy year ended March 1, 1997. Medical claims in excess of this amount are insured with a commercial insurance carrier. In connection with this plan, the Company maintains cash and short term U.S. treasury notes on deposit totaling $5,622 and $79,409 at December 31, 1996 and 1995, respectively.

         The Company recorded expenses under the self-insurance medical plan of $218,855, $176,850 and $193,771 for the years ended December 31, 1996, 1995 and
1994, respectively.

Note 16.  Stock Option Plans

         1996 Stock Option Plan

         The 1996 Stock Option Plan, which was approved by the Board of Directors, on September 19, 1996 authorizes the granting of options to purchase up to 250,000 shares of Common Stock to eligible officers and key management employees at not less than the market value on the date the options are granted. The option period may not exceed ten years from the date of grant. During 1996, options to purchase 111,000 shares of Common Stock were issued at $8.50 per share. Such options vest ratably over a three year period. No options were exercised in 1996.

         Non-Employee Directors Stock Option Plan

         The Non-employee Directors Stock Option Plan (the "Directors Plan") authorized the granting of options to purchase a total of 100,000 shares of Common Stock.

         The Directors Plan authorized the granting of options to purchase 15,000 shares of Common Stock to each director who is not an employee of the Company at the first annual meeting of shareholders following the Company's initial public offering at not less than the market value on the date the options are granted. The option period may not exceed ten years from the date of grant. The options will vest ratably over a three year period.

         Additionally, the Directors Plan authorized the granting of options to purchase 5,000 shares of Common Stock, not to exceed 15,000 shares for any non-employee director elected subsequent to the first annual meeting of shareholders. Any options granted subsequent to the initial meeting of shareholders vest ratably over a three year period.

         No options were granted in 1996 under this plan.

         Accounting for Stock Awards and Stock Options

         In October 1995, the FASB issues SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted by the standard, the Company has elected to continue to follow existing accounting guidance, Accounting Primciples Board Opinion No. 25 and related interpretations (APB No. 25), for stock based compensation. However, SFAS No.

                        MIAMI COMPUTER SUPPLY CORPORATION

Note 16.  Stock Option Plans - (Continued)

123 requires companies electing to follow existing accounting rules to disclose the pro forma effects as if the fair value based method of accounting had been applied. The Company recorded compensation expense of $279,726 for the year ended December 31, 1996 and $0 for the years ended December 31, 1995 and 1994 respectively in connection with stock compensation awards. In accordance with APB No. 25, no compensation expense has been recognized for the Company's stock options issued in November 1996.

         The fair value of stock options granted during 1996 was $3.94. The fair value of the options were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 50%, risk-free interest rate of 6.5% and expected lives of four years. If compensation expense for the Company's stock options issued in 1996 had been determined based on the fair value at the grant date for such award in accordance with SFAS No. 123, the effect on the Company's net income and earnings per share for 1996 would have been immaterial.

Note 17.  Transactions with Related Parties

         The Company has entered into a lease with Draft Partnership ("Lessor") for a 30,000 square foot office and warehouse building in Dayton, Ohio. The general partners of Draft Partnership are James F. Rowland, owning a 50.0% partnership interest, and Messrs. Schwarz, Winstel, Newkold and Turvy, each of whom are officers of the Company owning a 12.5% partnership interest. The lease is for a term of ten years commencing on November 1, 1996 for a base monthly rental of $20,000 plus the difference between $1.5 million and the total cost of construction ($23,691 total monthly rental based upon total cost of construction) subject to a proportionate increase each year after July 1999 based on the increase in the Consumer Price Index.

Note 18.  Selected Quarterly Financial Information (Unaudited):

         The following table sets forth selected quarterly financial data for 1996 and 1995.

                                                          1 st           2 nd           3 rd            4 th
1996                                                    Quarter        Quarter(1)     Quarter(1)      Quarter(1)
----                                                    -------        ----------     ----------      ----------

Net sales ........................................   $ 12,555,983    $ 13,691,476    $ 17,822,544    $ 19,357,725
Operating Costs:
   Cost of sales .................................     10,029,524      11,132,312      14,781,598      16,117,608
   Selling, general and administrative
      expenses ...................................      1,880,514       2,152,924       2,307,844       2,549,840
    Non-cash compensation expense ................           --              --              --           279,726
                                                     ------------    ------------    ------------    ------------

      Total operating costs ......................     11,910,038      13,285,236      17,089,442      18,947,174
                                                     ------------    ------------    ------------    ------------

Operating income .................................        645,945         406,240         733,102         410,551
Interest expense .................................        (66,938)        (75,649)       (100,588)        (69,152)
Other (expense)/income ...........................          7,938           3,176           6,884         (28,585)
                                                     ------------    ------------    ------------    ------------

Income before income taxes .......................        586,945         333,767         639,398         312,814
Provision for income taxes .......................        243,582         138,497         265,352         108,262
                                                     ------------    ------------    ------------    ------------

Net income .......................................   $    343,363    $    195,270    $    374,046    $    204,552
                                                     ============    ============    ============    ============

Earnings per share of common stock ...............   $       0.14    $       0.08    $       0.16    $       0.07
                                                     ============    ============    ============    ============
Weighted average number of common
   shares outstanding ............................      2,388,000       2,388,000       2,388,000       2,962,457
                                                     ============    ============    ============    ============

Note 18.  Selected Quarterly Financial Information
(Unaudited): - (Continued)

                                              1 st           2 nd           3 rd            4 th
1995                                        Quarter        Quarter(1)     Quarter(1)      Quarter(1)
----                                        -------        ----------     ----------      ----------

Net sales .............................   $ 11,094,560    $ 10,640,702    $ 10,442,436    $ 11,143,224
Operating costs:
    Cost of sales .....................      9,098,176       8,406,785       8,429,572       8,707,371
    Selling, general and administrative
      expenses ........................      1,755,252       1,776,029       1,649,687       1,943,693
                                          ------------    ------------    ------------    ------------

     Total operating costs ............     10,853,428      10,182,814      10,079,259      10,651,064
                                          ------------    ------------    ------------    ------------

Operating income ......................        241,132         457,888         363,177         492,160
Interest expense ......................        (62,935)        (78,867)        (74,884)        (57,391)
Other (expense)/income ................          2,790           2,696          10,305           5,931
                                          ------------    ------------    ------------    ------------

Income before income taxes ............        180,987         381,717         298,598         440,700
Provision for income taxes ............         70,766         149,251         116,752         172,360
                                          ------------    ------------    ------------    ------------

Net income ............................   $    110,221    $    232,466    $    181,846    $    268,340
                                          ============    ============    ============    ============

Earnings per share of common stock ....   $       0.05    $       0.10    $       0.08    $       0.11
                                          ============    ============    ============    ============

Weighted average number of common
   shares outstanding .................      2,388,000       2,388,000       2,388,000       2,388,000
                                          ============    ============    ============    ============



(1)  Reflects the acquisition of DDP May 30, 1996.



Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

 Information concerning the principal position with the Company and principal occupation of each director during the past five years is set forth below.

         Robert G. Hecht. Mr. Hecht became a Director of the Company in May 1996 and is also a member of Pittsburgh Investment Group LLC, a major stockholder of the Company ("LLC"). Mr. Hecht is the Chief Executive Officer of Trumbull Corporation, a privately held highway construction company, the President of Allegheny Asphalt Manufacturing, Inc., a privately held material supply company and is the Executive Vice President for P.J. Dick Incorporated, a privately held construction company, all of which are located in Pittsburgh,Pennsylvania. Mr. Hecht is also a director of Essex Bancorp, Virginia Beach, Virginia, a savings institution holding company which is traded on the Nasdaq National Market. Mr. Hecht received his Juris Doctor degree from the University of Pittsburgh, Pittsburgh, Pennsylvania and his undergraduate degree in engineering from the U.S. Naval Academy. Mr. Hecht is the Co-Chairman of the Washington County Southwestern Pennsylvania Growth Alliance and a member of the Board of Directors of the Children's Home of Pittsburgh.

         Anthony W. Liberati. Mr. Liberati has been Chairman of the Board since May 1996, when LLC, of which he is the Manager -- President and Chief Executive Officer and a member, acquired a majority interest in the Company. Commencing in 1982 and until his retirement in August 1995, Mr. Liberati was employed by the Edward J. DeBartolo Corporation, Youngstown, Ohio (the "DeBartolo Corporation"), the nation's largest shopping center developer and the owner of the San Francisco 49ers professional football team. At the time of his retirement, Mr. Liberati was the Chief Operating Officer of the DeBartolo Corporation. Prior to his appointment as the Chief Operating Officer, he was the DeBartolo Corporation's Chief Financial Officer for ten years. Mr. Liberati is a director of Hawthorne Financial Corporation, Los Angeles, California, a savings institution holding company which is traded on the Nasdaq National Market, and is a former member of the Board of Directors of DeBartolo Realty Corporation, Youngstown, Ohio, which was a New York Stock Exchange-traded real estate investment trust until its merger into Simon Property Group, Inc. in November 1996. He is a current member of the Board of Directors of Imperial Land Company, Pittsburgh, Pennsylvania, a privately held land-bank company and Pennsylvania Capital Bank, Pittsburgh, Pennsylvania, a privately held Pennsylvania commercial bank. He attended Duquesne University, Pittsburgh, Pennsylvania.

         Harry F. Radcliffe. Mr. Radcliffe, an officer and member of LLC, was elected as a Director in May 1996. Mr. Radcliff is the President and Chief Executive Officer of First Home Bancorp, Inc., a privately held company which he owned, until April 1996, First Home Savings Bank, FSB, a federally chartered savings bank headquartered in Pittsburgh, Pennsylvania. He is a director of Essex Bancorp, Virginia Beach, Virginia, a savings institution holding company which is traded on the American Stock Exchange, of Hawthorne Financial Corporation, Los Angeles, California, a savings institution holding company which is traded on the Nasdaq National Market, and First Fidelity Bancorp, Irvine, California, a privately held thrift and loan holding company. From 1989 to 1993, Mr. Radcliffe was the President and Chief Executive Officer of First South Savings Association, a Pennsylvania-chartered stock savings association located in Pittsburgh, Pennsylvania. Mr. Radcliffe received his degree in economics from Ohio Wesleyan University.

         Albert L. Schwarz. Mr. Schwarz joined the Company in 1987 as President and a Director. He is the Chairman of the Company's Executive Management Committee, a committee composed of management which deals with Company operating issues. Mr. Schwarz was a division controller of Amcast Industries Corp., a New York Stock Exchange-traded Company which manufactures metal castings located in Dayton, Ohio from 1984 to 1987. Mr. Schwarz received his MBA from the University of Dayton, Dayton, Ohio, and his undergraduate degree in accounting from Wright State University, Fairborn, Ohio.

         Thomas C. Winstel. Mr. Winstel co-founded the Company in 1981 and has been a Director, and a Vice President of the Company since that time. Mr. Winstel has been the corporate Secretary of the Company since May 1996. Mr. Winstel is a member of the Company's Executive Management Committee. Mr. Winstel received his marketing degree from the University of Dayton, Ohio.

Executive Officers Who Are Not Directors

         Set forth below is information concerning the executive officers of the Company who do not serve on the Board of Directors of the Company. All executive officers are elected annually by the Board of Directors and serve until their successors are elected and qualified. Except for Mr. Schwarz who is the brother-in-law of Mr. Turvy, no executive officer is related to any director or other executive officer of the Company by blood, marriage or adoption, and there are no arrangements or understandings between a director of the Company and any other person pursuant to which such person was elected an executive officer.

         Richard Newkold. Mr. Newkold co-founded the Company in 1981 and retired as of December 31, 1996. He had been the Vice President -- Training and Development of the Company and the Company's full-time sales trainer. He was also a member of the Company's Executive Management Committee.

         Roger E. Turvy. Mr. Turvy joined the Company in 1981 and has been the Vice President -- Product Sales and Development since that time. Mr. Turvy is a member of the Company's Executive Management Committee. Mr. Turvy received his degree in mathematics and business from Miami University, Oxford, Ohio and his MBA from Ohio State University. Mr. Turvy is the brother-in-law of Mr. Schwarz.

         Michael E. Peppel. Mr. Peppel joined the Company in May 1996 and is an officer and member of LLC. Mr. Peppel is also a member of the Company's Executive Management Committee. Prior thereto, from November 1990 to May 1996, he was a director and Chief Financial Officer of Diversified Data Products, Inc. which was acquired by LLC and contributed to the Company in May 1996. From April 1987 to October 1990, he was the money desk manager for the DeBartolo Corporation, Youngstown, Ohio. Mr. Peppel received his degree in economics and finance from the University of Notre Dame.

         John C. Huffman, III. Mr. Huffman joined the Company in 1981 and is the Company's National Sales Manager. He is a member of the Company's Executive Management Committee. Mr. Huffman was the General Manager of the Company from 1985 to 1987, the Dayton Sales Manager from 1987 to 1989 and has been the National Sales Manager since 1989. Mr. Huffman received his degree in business management from Wright State University, Fairborn, Ohio.

         Mary A. Stewart. Ms. Stewart joined the Company in 1989 as a staff accountant and is currently the Company's Vice President -- Operations. From 1991 to May 1996, Ms. Stewart served the Company as Controller. She is a member of the Company's Executive Management Committee.

         Joseph R. Hollenshead, III. Mr. Hollenshead joined the Company in May 1996 and is a member of LLC. He founded DDP in 1988 and has been a director and the President of DDP since that time. Mr. Hollenshead attended Eastern Michigan University in Ypsilanti, Michigan.

         David J. White. Mr. White joined the Company in May 1996 and resigned in December 1996 to pursue other interests. He is a member of LLC. He was based in Leeds, England as DDP's Vice President of International Operations. Mr. White was previously a director of DDP from March 1993 to May 1996. Prior thereto, in September 1991 he founded and was the Chief Operating Officer of CEM (Overseas), Ltd. in Leeds, England and Dubai, United Arab Emirates, which was acquired by DDP in March 1993. Mr. White was the Export General Manager of ISA International PLC, a large European computer supply company, from March 1989 to September 1991 after spending seven years in the Middle East in the freight forwarding business. Mr. White attended Nunthorpe College in York, England.

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires the Company's officers, directors and persons who own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. Officers, directors and greater than 10% stockholders are required by regulation to furnish the Company with copies of all forms they file pursuant to Section 16(a) of the Exchange Act. Except for LLC and Value Partners, Ltd., the Company knows of no person who owns 10% or more of the Company's Common Stock.

         Based solely on review of the copies of such forms furnished to the Company, or written representations from its officers and directors, the Company believes that during, and with respect to, fiscal 1996, the Company's officers and directors complied in all respects with the reporting requirements promulgated under Section 16(a) of the 1934 Act.


Item 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

         The following table sets forth a summary of certain information concerning the compensation paid by the Company for services rendered in all capacities during the years ended December 31, 1996, 1995 and 1994 to the President and to each of the four most highly compensated executive officers (other than the President) of the Company (the "Named Executive Officers")



                                                                     Annual
                                                                  Compensation              Securities       All Other
                                                         ________________________________   Underlying    Compensation
Name and Position                                        Year       Salary(1)    Bonus(2)    Options           (3)
-----------------                                        ----       ---------    --------   ----------    ------------

Albert L. Schwarz...............................         1996       $110,235     $229,247     51,000        $23,401
  President                                              1995        102,000      164,579         --         17,400
                                                         1994        102,000      155,329         --         17,400

Thomas C. Winstel...............................         1996       $194,011           --     15,000         18,043
  Vice President - Presentation Products                 1995        172,215       23,520         --         14,400
                                                         1994        172,399       44,100         --         14,400

Michael E. Peppel...............................         1996         46,669      137,333     45,000          4,218
  Vice President - Chief Financial Officer


John C. Huffman, III............................         1996        118,800       10,000         --         18,597
  Vice President - National Sales Manager                1995         92,000       13,975         --         14,400
                                                         1994         90,000       17,951         --         14,400

Joseph R. Hollenshead, III......................         1996         46,669      104,000         --             --
  President of DDP

                                     -37-

_______________

(1) Effective May 30, 1996, the annual base salary for each of Messrs. Schwarz, Winstel, and Huffman was increased. Mr. Michael E. Peppel became the Company's Vice President -- Chief Financial Officer on May 30, 1996. See "--Employment Contracts." Mr. Hollenshead also joined the Company on the same date.

(2) Bonuses shown for the years 1994, 1995 and 1996 were paid during 1995, 1996 and 1997, respectively. Mr. Schwarz's bonuses were based upon his prior employment agreement with the Company pursuant to which he received 10.0% of the total sum of (i) the pre-tax net income, before taxes, (ii) other officers' bonus expenses, and (iii) the accrued profit sharing expense. Mr. Peppel's 1996 bonus was based on his new employment agreement. Mr. Winstel's 1995 and 1994 bonuses were determined by the President of the Company. Mr. Hollenshead's 1996 bonus was based on his 1996 employment agreement, which provided that he receive a bonus equal to 25.0% of the pre-tax income of DDP. Mr. Huffman's 1996 bonus was based on his new employment agreement and his 1995 and 1994 bonuses were based upon attaining business plan margin goals. Messrs. Schwarz's, Winstel's and Huffman's previous employment agreements were terminated on May 30, 1996. See "Employment Contracts."

(3) All Other Compensation includes director's fees and expense reimbursement, car allowance, premiums for split dollar life insurance coverage, sporting event tickets, annual medical examination expenses, taxable relocation, temporary housing and/or other executive or employee benefits. There was no stock option plan in effect during 1995 or the years prior thereto.

Compensation of Directors

         The Company began paying non-employee directors a quarterly retainer of $2,500 and fees of $1,000 per Board meeting attended and $250 per Committee meeting attended beginning with the third quarter of fiscal 1996. From January through May of 1996, the Company paid $50.00 per month to all directors and from May through July 1996, directors received no compensation. In addition, Board members are reimbursed for their travel and other out-of-pocket expenses arising from attending Board or Committee meetings.

Employment Contracts

         On May 30, 1996, in conjunction with the acquisition of the controlling interest in the Company by LLC, the Company entered into employment contracts with Messrs. Schwarz, Winstel, Newkold, Turvy, Peppel, Huffman, Hollenshead and White (the "Executives"), which agreements are substantially similar except for compensation provisions. Each such agreement terminates on December 31, 1999, except for the agreements of Messrs. Newkold, Hollenshead and White which terminated on December 31, 1996, unless sooner terminated for death, physical or mental incapacity or cause (which is defined as the uncured refusal to perform, or substantial neglect of, or an intentional failure to perform, a material portion of the Executive's duties, willful misconduct, breach of a fiduciary duty involving personal gain, a material breach of the employment agreement, or a felony conviction), or terminated by the Executive for the failure of the Company to provide the resources necessary to the fulfillment of the Executive's responsibilities, the express direction by the Board of Directors to have the Executive perform any illegal action, the threatened or actual insolvency of the Company or the failure of the Company to perform its obligations to the Executive under the employment agreement. The contracts for Messrs. Newkold and White were not renewed upon their termination; Mr. Hollenshead's contract was renewed in March 1997, for one year, as set forth below.

         Each Executive's monthly base salary is as set forth in the table below:

                                               Monthly Base Salary
                                         For the Year Ended December 31,
                                         -------------------------------
                                         1997        1998          1999
                                         ----        ----          ----
   Albert L. Schwarz*................  $15,000      $15,900       $16,854
   Thomas C. Winstel.................    9,800       10,300        10,800
   Roger E. Turvy....................    7,800        8,600         9,500
   Michael E. Peppel*................   10,871       11,523        12,214
   John C. Huffman, III..............   10,700       11,300        12,000
   Joseph R. Hollenshead, III........   10,833           --            --

   _____________

   * The increases in the base salary shown in the table will occur if targeted pre-tax profit goals are not achieved in every prior year. If such goals are achieved, the base salaries will be $15,000 in 1997, $19,950 in 1998 and $24,938 in 1999 for Mr. Schwarz, and $10,871 in
         1997, $14,428 in 1998 and $18,072 in 1999 for Mr. Peppel, assuming that targeted pre-tax profit goals are attained in each prior year.

         In addition to, or in lieu of, a base salary, each such Executive is entitled to a bonus, or commission, as follows: (i) Mr. Schwarz will receive a bonus of 10.0% of pre-tax profits before employee profit sharing or any other bonuses, which, beginning in 1997, will not exceed the amount of his base salary in any year; (ii) Mr. Winstel will receive a monthly commission in the amount of 40.0% of the Gross Margin (as defined below) of all sales to certain accounts set forth in Mr. Winstel's agreement plus the sum of $3,000 plus 5% of the Gross Margin on sales of all presentation products, which commission will be paid only when the amount of commission exceeds his monthly base salary and will be paid in lieu of a monthly base salary; (iii) Mr. Turvy will receive a commission in the amount of 40.0% of the Gross Margin of the sales to accounts assigned to him, as maintained in the Company's records, which commission will be paid only when the amount of commission exceeds his base salary and will be paid in lieu of a base salary; (iv) Mr. Peppel will receive a bonus equal to 9.0% of the pre-tax profits of the Company before employee profit sharing or any other bonuses, 60.0% of which shall be paid quarterly, which cash bonus, beginning in 1997, will not exceed the amount of his base salary in any year; (v) Mr. Huffman will be paid a bonus of 0.5% of Gross Margin over $9.0 million in any calendar year; (vi) Mr. Hollenshead will receive a bonus equal to 30.0% of the pre-tax income of DDP; and (vii) Mr. White received a bonus equal to 15.0% of the pre-tax income of DDP in excess of $250,000 prior to his retirement in December 1996. "Gross Margin" is defined by the employment agreements to mean the difference of the unit sales price of the product and the actual cost of the product to the Company. In 1996, Messrs. Peppel, Hollenshead and White also received certain stock compensation from LLC. See "Certain Transactions -- Related Party Transactions -- Other Transactions."

         In addition, for 1997, each of the Executives (except Mr. Peppel) utilizes a Company automobile for Company business having a retail value of up to $35,000, for which the Company pays rent, insurance, repairs, gas, oil and fees, of up to $1,200 per month.

         The Executives are granted up to six weeks vacation annually and are entitled to participate in and receive the benefits of any pension or other retirement benefit plan, profit sharing, stock options, employee stock ownership, or other plans, benefits and privileges given to employees and executives of the Company, to the extent commensurate with his then duties and responsibilities, as fixed by the Board of Directors. Moreover, the Executive will be eligible to participate in and be covered by all plans effective generally for executives of the Company with respect to life, accident or health insurance, hospitalization, disability and other benefits. If Mr. Newkold is terminated other than for cause, the Company has agreed to continue to pay for health insurance for him and his spouse until he reaches age 65 and thereafter to pay premiums for Medicare Supplemental Insurance for him and his spouse on a policy selected by Mr. Newkold until he becomes 70 years old. The Company will pay or reimburse the Executive for all reasonable out-of-pocket expenses incurred or paid by him in connection with the performance of his duties under the agreement. The contracts also provide for the indemnification of the Executives to the extent permitted by the Company's Articles, Code of Regulations and applicable law, and the valuation and purchase of the Executive's shares of Common Stock of the Company if he is terminated for cause prior to December 31, 1999 (or December 31, 1996 in the case of Messrs. Newkold, White and Hollenshead) and the Common Stock is not, at the time of termination, publicly traded.

         In consideration of the above, the Executive also has agreed, during the term of the agreement and for 12 months after the termination of the agreement, not to compete with the Company in any area which is within a 100-mile radius of any existing office of the Company. All disputes are to be resolved using alternative dispute resolution procedures (such as arbitration) rather than litigation.

         The Company has, in the past, entered into employment and non-competition agreements with the senior management of the companies it has acquired and may do so in the future.

Employee Benefit Plans

         Stock Plans.

         1996 Stock Option Plan. Effective September 19, 1996, the Board of Directors of the Company adopted the 1996 Stock Option Plan (the "Stock Option Plan") which was approved by the stockholders of the Company by the unanimous written consent of the stockholders as of October 25, 1996.

         The Stock Option Plan is designed to attract and retain qualified personnel in key positions, provide officers and key employees with a proprietary interest in the Company as an incentive to contribute to the success of the Company and to reward key employees for outstanding performance and the attainment of targeted goals. The Stock Option Plan provides for the grant of incentive stock options intended to comply with the requirements of Section 422 of the Internal Revenue Code, as amended (the "Code"). The Company has reserved 250,000 shares of Common Stock for issuance pursuant to the exercise of Options granted under the Stock Option Plan, subject to adjustment. In the event of a stock split, reverse stock split or stock dividend, the number of shares of Common Stock under the Stock Option Plan, the number of shares to which any Option relates and the exercise price per share under any option will be adjusted to reflect such increase or decrease in the total number of shares of the Common Stock outstanding.

         The Stock Option Plan will be administered and interpreted by a committee of the Board of Directors ("Option Committee") composed of non-employee directors. Unless sooner terminated, the Stock Option Plan will be in effect until September 19, 2006, ten years from the date of the adoption of the Stock Option Plan by the Board of Directors.

         Under the Stock Option Plan, the Option Committee will determine, among other things, which officers and key employees will be granted Options, the performance goals which must be met to receive Options, the number of shares subject to each Option, the exercise price of the Option, whether such Options may be exercised by delivering other shares of Common Stock or other consideration and when such Options become exercisable. The per share exercise price of all Options is required by the Code to be at least equal to the fair market value of a share of Common Stock on the date the Option is granted. The Code also requires that the aggregate fair market value of the Common Stock with respect to which the Options are exercisable for the first time by the Optionee during any calendar year cannot exceed $100,000. Moreover, any person who owns 10.0% or more of the voting power of the Common Stock may not receive Options whose exercise price is less than 110.0% of the fair market value of a share of Common Stock of the Company on the date of grant.

         Options will become vested and exercisable in the manner specified by the Option Committee and all Options will become fully vested and exercisable in the event of a change in control of the Company, as defined in the Stock Option Plan. Each Option or portion thereof will be exercisable at any time on or after it vests and is exercisable until ten years after its date of grant or three months after the date on which the optionee's employment terminates, unless extended by the Option Committee to a period not to exceed five years from such termination. However, failure to exercise Options within three months after the date on which the optionee's employment terminates may result in adverse tax consequences to the optionee. Options are non-transferable except by will or the laws of descent and distribution.

         Under current provisions of the Code, the federal income tax treatment of incentive stock options is as follows. An optionee who meets certain holding period requirements will not recognize income at the time the option is granted or at the time the option is exercised, and a federal income tax deduction generally will not be available to the Company at any time as a result of such grant or exercise.

         As of December 31, 1996, the following number of Options were granted to the following executive officers of the Company with an exercise price equal to $8.50 per share: 51,000 to Mr. Schwarz, 45,000 to Mr. Peppel and 15,000 to Mr. Winstel. These Options are subject to a three year vesting schedule which provides that one-third of such Options will vest annually beginning on November 15, 1997.



                              OPTION GRANTS IN 1996

                                                                                               Potential Realizable
                                                                                                 Value at Assumed
                                                                                               Annual Rates of Stock
                        Number of                                                             Price Appreciation for
                        Securities     Percent of                                                 Option Term(3)
                        Underlying       Total          Exercise                              -----------------------
Name                      Option       Options(1)     Price/Share(2)   Expiration Date           5%          10%
----                      ------       ----------     --------------   ---------------           --          ---
Albert L. Schwarz        51,000          45.9%             $8.50       November 15, 2006      $706,126     $1,124,387
Thomas C. Winstel        15,000           13.5              8.50       November 15, 2006       207,684        330,702
Michael E. Peppel        45,000           40.6              8.50       November 15, 2006       623,052        992,106

___________

(1) Percentage of options to purchase 111,000 shares of Common Stock granted to the named individuals in 1996. No other options were granted to employees of the Company in 1996.

(2) The exercise price was based on the initial public offering price of the Company's Common Stock on the date of grant, November 15, 1996.

(3) Assumes compounded rates of return for the remaining life of the options and a future stock price of $8.50 at compounded rates of return of 5% and 10%, respectively.

     No options were exercised in 1996.

                                      -42-

         Non-employee Directors Stock Option Plan. The Company's Non-employee Directors Stock Option Plan (the "Directors Plan") provides for automatic grants of non-qualified stock options on the date of each annual meeting of stockholders, commencing with the 1997 annual stockholders meeting, to each non-employee director of the Company, so long as shares of Common Stock remain available under the Directors Plan. The Directors Plan calls for the grant of options covering 15,000 shares of Common Stock to each person who is then a non-employee director at the first annual meeting of shareholders following the closing of the Company's initial public offering, which options will vest in 5,000 share increments. The first increment will vest immediately, the second will vest on the date of the second annual meeting of shareholders following the closing of this Offering and the last increment will vest on the date of the third annual meeting of shareholders following this Offering, except that all such options shall become immediately vested if the Company engages in a Business Combination, as defined by the Articles. Commencing on the date of the second annual meeting of shareholders held following the closing of the Company's initial public offering, and on the date of each such meeting thereafter, each person who is a non-employee director, other than the non-employee directors who received the 15,000 share grants at the first such meeting, will be automatically granted a non-qualified stock option to purchase 5,000 shares of the Common Stock, not to exceed 15,000 shares for any director. All of the options granted hereunder, except for the options granted on the date of the first annual meeting, shall become immediately exercisable in full on the date of grant. The exercise price of each option is the fair market value of the Common Stock on the date of grant. These options are also subject to a three year vesting schedule which provides that one-third of such options will vest annually. Each option expires upon the earlier of ten years after grant or one year after the death of the recipient director. A total of 100,000 shares of Common Stock has been reserved for future grants of options under the Directors Plan. No options were granted or exercised in 1996 under the Directors Plan.

         401(k) Plan. The Company has a 401(k) plan for all employees (the "401(k) Plan"), age 21 or older, with one year of service. The 401(k) Plan is a contributory defined contribution plan which is intended to qualify under
Section 401(k) of the Code. Participants may contribute to the 401(k) Plan by salary reduction up to 20.0% of annual compensation for the year. Such contribution defers the employee's earnings up to a maximum of $9,500 in each plan year, indexed annually. The Company may, in its discretion, determine each year to make a matching contribution out of current or accumulated pre-tax profit equal to up to 50.0% of the amount deferred by the employee, with a maximum contribution of 1.5% of the employee's compensation. An employee's contributions to the 401(k) Plan as well as all employer matching contributions are vested immediately. All funds contributed to the 401(k) Plan are held in a trust fund, which are invested at the direction of the employee in any one or more of five separate mutual funds: a stock growth fund, an aggressive stock growth fund, a growth and income equity fund, an income fund and a money market fund. Contributions by the Company to the 401(k) Plan were $63,776 for the year ended December 31, 1996.

         Section 125 C Cafeteria Plan. All Company employees are eligible to participate in the Company's Section 125 C Cafeteria Plan which permits employees to deduct all or a portion of their gross wages prior to the calculation of federal income tax, FICA and Medicare deductions and state income tax, to be used to pay for the following permissible benefits: group health insurance, long and/or short-term disability insurance, child care or dental insurance.

         Profit Sharing Plan. All Company employees (excluding sales personnel and officers and employees of DDP) who have been employed for the calendar year and through the date of distribution (March 15 of the following year) are eligible to participate in the Company's profit sharing plan (the "Profit Sharing Plan") which was inaugurated in 1995. Assuming that the Company achieves projected pre-tax income for the year, 3.0% of the Company's pre-tax income is set aside for distribution (the "Profit Sharing Pool") under the Profit Sharing Plan. Employees are entitled to a portion of the Profit Sharing Pool based on the employee's number of years of service as of the end of the Profit Sharing Plan year (a "Unit"). Managers of the Company, who are designated annually, have their Units multiplied times three, and part-time employees who work an average of 30 hours per week earn fractions of Units based on the number of hours worked in a 2,080 hour year. Under the Profit Sharing Plan, one-third of the Profit Sharing Pool is awarded based on Units and two-thirds is awarded based on the employee's individual performance as determined by the employee's immediate supervisor. The Company recorded an expense of $46,079 for the Profit Sharing Plan in 1996.

         Split Dollar Life Insurance Agreements. In December 1995, the Company entered into "split dollar" life insurance agreements, which were amended on May 30, 1996 in conjunction with the acquisition of control of the Company by LLC (the "Split Dollar Agreements"), with Messrs. Schwarz, Winstel, Newkold and Turvy (the "Insureds") pursuant to which the Company purchased, and currently pays the premiums on, and the income tax gross-up at a 40.0% tax rate for, term life insurance policies in the face amounts of $1,550,000, $2,300,000, $1,600,000 and $1,050,000, respectively. While the Company is the owner of the policies, the Split Dollar Agreements state that the beneficiaries of the Insureds will be entitled to receive the face value of the policies upon the death of the Insureds, less the policies' cash value, which, at December 31, 1996, approximated $151,612, $104,540, $144,955 and $107,239, respectively. The
Insureds have the right to purchase the policies from the Company when they reach age 65 for their then cash surrender values. The cost to the Company for the premiums for 1996 was $40,000 for Mr. Schwarz, $30,000 for Mr. Winstel, $30,000 for Mr. Newkold and $30,000 for Mr. Turvy. The Split Dollar Agreements will terminate during the Insureds' lifetimes upon: (i) the total cessation of the Company's business, or (ii) the bankruptcy, receivership or dissolution of the Company, and (iii) the Insureds may terminate the Split Dollar Agreements at any time upon written notice.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                      BENEFICIAL OWNERSHIP OF COMMON STOCK
                   BY CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of the Voting Record Date, certain information as to the Common Stock beneficially owned by (i) each person or entity, including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), who or which was known to the Company to be the beneficial owner of more than 5% of the issued and outstanding Common Stock, (ii) the directors of the Company, (iii) the President and the four most highly compensated executive officers of the Company (other than the President), and (iv) all directors and executive officers of the Company as a group.



                                                      Amount and Nature
 Name of Beneficial                                     of Beneficial
 Owner or Number of                                     Ownership as of     Percent of
  Persons in Group                                     March 19, 1997(1)   Common Stock
--------------------                                   -----------------   ------------
Pittsburgh Investment Group LLC(2)                          1,279,651           36.2%
Value Partners, Ltd. (3)                                      518,829            14.7
Anthony W. Liberati(4)(5)                                          --              --
Albert L. Schwarz(4)(6)                                        35,955             1.0
Robert G. Hecht(4)(7)                                           3,000               *
Harry F. Radcliffe(4)(8)                                           --              --
Thomas C. Winstel(4)(9)                                       194,060             5.5
Michael E. Peppel(4)(10)                                       28,080               *
John C. Huffman, III(4)                                        20,300               *
Joseph R. Hollenshead, III (11)                                22,720               *
The Schwarz Family Limited Partnership (12)                   158,400             4.5
All directors and executive officers as a group
  (10 persons)(13)                                            614,265            17.2


                                          (Footnotes continue on following page)

-----------------
* Less than 1.0%.

(1) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the Voting Record Date upon the exercise of options or warrants. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and that are exercisable within 60 days from the date of the Voting Record Date have been exercised. Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(2) The business address of LLC is Birmingham Towers, Suite 701, 2100 Wharton Street, Pittsburgh, Pennsylvania 15203.

(3) The business address for Value Partners, Ltd. is 2200 Ross Avenue, Suite 4660 West, Dallas, Texas 75201. Includes 29,202 shares owned by the general partner of the general partner of Value Partners, Ltd.

(4)  This person's business address is 4750 Hempstead Station, Dayton, Ohio
     45429.

(5) Does not include the shares of Common Stock owned by LLC. Mr. Liberati is the Manager -- President and Chief Executive Officer of LLC and, as such, may be deemed to have the power to vote or direct the voting of, and to dispose and direct the disposition of, the shares of Company Common Stock owned by LLC.

(6) Does not include the shares owned by the Schwarz Family Limited Partnership. The general partner of the Schwarz Family Partnership is the Albert L. Schwarz Family Trust, of which Mr. Schwarz is the sole trustee and members of his immediate family are the beneficiaries. See footnote
     (12), below. Mr. Schwarz is a limited partner of Schwarz Family Limited Partnership. Does not include options to purchase 51,000 shares of Common Stock granted to Mr. Schwarz pursuant to the Stock Option Plan as of November 15, 1996, of which 17,000 shares become exercisable on November 15, 1997, 1998 and 1999.

(7) Does not include the shares of Common Stock owned by LLC, but includes 2,000 shares held in a custodial account for two minor children and 1,000 shares owned by another child, all of whom share the same household with Mr. Hecht, who disclaims beneficial ownership of such shares. Mr. Hecht is a member, but not an officer of, LLC.

                                         (Footnotes continued on following page)

(Footnotes continued from prior page)

(8) Does not include the shares of Common Stock owned by LLC. Mr. Radcliffe is the Manager -- Secretary of LLC and, as such, may be deemed to have the power to vote or direct the voting of, and to dispose and direct the disposition of, the shares of the Common Stock owned by LLC.

(9) Does not include options to purchase 15,000 shares of Common Stock granted to Mr. Winstel as of November 15, 1996, of which 5,000 shares become exercisable on November 15, 1997, 1998 and 1999.

(10) Includes 3,000 shares held as custodian for Mr. Peppel's two minor children. Does not include options to purchase 45,000 shares of Common Stock granted to Mr. Peppel pursuant to the Stock Option Plan as of November 15, 1996, of which 15,000 shares become exercisable on November 15, 1997, 1998 and 1999. Does not include shares of Common Stock owned by LLC. Mr. Peppel is the Manager-Treasurer of LLC and, as such, may be deemed to have the power to vote or direct the voting of, and to dispose or direct the disposition of, the shares of Company Common Stock owned by LLC.

(11) Does not include shares of Common Stock owned by LLC, of which Mr. Hollenshead is a member. The business address for Mr. Hollenshead is 4177-B Varsity Drive, Ann Arbor, Michigan 48104.

(12) Does not include shares of Common Stock owned individually by Albert L. Schwarz, who is the trustee of the Schwarz Family Trust, an inter vivos revocable Ohio trust, which is the general partner of the Schwarz Family Limited Partnership, an Ohio limited partnership. The address for the Schwarz Family Limited Partnership is 453 Rolling Timber Trail, Kettering, Ohio 45429.

(13) Does not include shares of Common Stock owned by LLC. Includes shares held by the Schwarz Family Limited Partnership.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Party Transactions

         Lease Agreements. The Company has entered into a lease with Draft Partnership ("Lessor") for a 30,000 square foot office and warehouse building in Dayton, Ohio. The general partners of Draft Partnership are James F. Rowland (owning a 50.0% partnership interest), and Messrs. Schwarz, Winstel, Newkold and Turvy, each of whom own a 12.5% partnership interest. The lease is for a term of ten years commencing on November 1,1996 for a base monthly rental of $20,000 plus the difference between $1.5 million and the total cost of construction, subject to a proportionate increase each year after July 1999 based on the increase in the Consumer Price Index ("CPI"). The Company is responsible for paying all taxes, public liability insurance but not fire and property damage insurance, and all utilities on the leased premises. Provided that the Company is not in default under the lease, it has the option to renew the term of the lease for two successive terms of five years each, commencing on the expiration of the initial term. The Lessor has agreed to maintain the exterior of the building, all structural components and the parking lot, while the Company has agreed to maintain the interior, including glass, mechanical, electrical, plumbing, heating and air conditioning, as well as grounds maintenance. In addition, the Company has indemnified the Lessor against any claims which may arise out of the Company's occupancy of the leased premises or any act of the Company or its employees, agents, invitees or licensees.

         Management of the Company believes that the terms and conditions of such lease are no less favorable than those that could be obtained from a non-affiliated third party in the local real estate market for similar office/warehouse structures and, although the Company has not obtained a third party opinion regarding the fairness of the above-described transaction, the Company believes that the rental and other payments under the lease are at or below current comparable rates in the local market.

         John Schwarz and Robert Schwarz, two employees and stockholders of the Company who are brothers (but not related to Albert L. Schwarz) and who were stockholders of Paper Rolls Computer Suppliers, Inc. ("Paper Rolls") at the time of the acquisition by the Company of the assets of Paper Rolls in June 1994, and their parents are among the lessors of the Company's 7,500 square foot office/warehouse facility in Louisville, Kentucky. This lease is for a ten year term, expiring in June 2004, at a rental of $2,000 per month, plus an annual increase based on the CPI with the base month being July 1994. Rent adjusts annually on the first day of July. The Company, as lessee, is obligated to pay the taxes, insurance and utilities for the property and has indemnified the lessors against all liability arising from injury or damage during the term of the lease to any person or property occasioned wholly or in part by any act or omission of the Company or any guest, servant, assign or sub-tenant of the Company.

         Management of the Company believes that the terms and such lease are no less favorable than those that could be obtained from a non-affiliated third party in the local real estate market for similar office/warehouse structures and, although the Company has not obtained a third party opinion regarding the fairness of the above-described transaction, the Company believes that the rental and other payments under the lease are at or below current comparable rates in the local market.

         Other Transactions. In connection with the acquisition of control of the Company in May 1996, LLC purchased 70.0% of the issued and outstanding shares of voting and non-voting common stock of the Company for $8.0 million in cash and notes (which notes are due and payable on the effective date of such offering) or $4.78 per share. Messrs. Liberati, Hecht, Radcliffe, Peppel, Hollenshead and White (and an investment fund of Friedman, Billings, Ramsey & Co., Inc., the underwriter in the Company's initial public offering, and composed of certain members of Elias, Matz, Tiernan & Herrick L.L.P., special counsel to the Company) are members of LLC. The stockholders of the Company who sold shares to LLC included Messrs. Schwarz, Winstel, Newkold, Turvy, Huffman and a family limited partnership affiliated with Mr. Schwarz.

         In addition, at the same time, LLC purchased 100.0% of the issued and outstanding common stock of DDP for a $250,000 loan to Messrs. Hollenshead and White, stockholders of DDP, which loan is completely cancelable if DDP generates pre-tax income of $250,000 for the year ended December 31, 1996 and partially cancelable based upon the amount of pre-tax income generated by DDP which is less than $250,000. The loan was cancelled at December 31, 1996. Mr. Peppel was a director and the Chief Financial Officer and a selling stockholder of DDP, but received no cash consideration in the transaction. LLC contributed all of the shares of common stock of DDP to the Company on May 30, 1996.

         In conjunction with the purchase of DDP by LLC, LLC agreed to provide the three selling stockholders of DDP a stock incentive so long as such stockholders remain employees of the Company or DDP, as a subsidiary of the Company, for the years ended December 31, 1996, 1997 and 1998. Under the Stock Purchase Agreement by and among LLC, DDP and the selling stockholders of DDP (Messrs. Hollenshead, Peppel and White), LLC transferred 58,520 shares of Common Stock to them as of November 15, 1996.

         In 1996, the Company purchased inventory in an amount equal to $277,000 from Cranel, Inc., Columbus, Ohio, a computer supply wholesaler. The brother of John C. Huffman, III, Vice President - National Sales Manager of the Company, is a sales representative for Cranel, Inc.

         Limitations on Liability and Indemnification Matters. The Company has adopted provisions in its Articles that eliminate to the fullest extent permissible under Ohio law the liability of its directors to the Company or its stockholders for monetary damages except to the extent that it is proved by clear and convincing evidence that the director took or failed to take action, and that such action or failure to act involved an act or omission undertaken with the deliberate intent to cause injury to the Company or was undertaken with reckless disregard for the best interests of the Company. The Articles do not, however, affect the liability of directors for the granting of unlawful loans, dividends or distributions of assets. Under Ohio law, directors will not be found to have violated their duties to the corporation unless it is proved by clear and convincing evidence that the director has not acted in good faith, in a manner he reasonably believes to be in, or not opposed to, the best interests of the corporation, or with the care that an ordinarily prudent person in a like position would use under similar circumstances, in any action brought against the director. However, a director will not be considered to be acting in good faith if he has knowledge concerning the matter in question that would cause reliance on information, opinions or reports prepared by counsel or the Company's auditors to be unwarranted. A director, in determining what he reasonably believes to be in the best interests of the Company, is allowed by the General Corporation Law of the State of Ohio ("OGCL") to consider the interests of the Company's stockholders, and may, in his discretion, consider:
(i) the interests of the Company's employees, suppliers, creditors and customers; (ii) the local and national economy; (iii) community and societal considerations; and (iv) the long-term as well as the short-term interests of the Company and its stockholders, including the possibility that these interests may be best served by the continued independence of the Company. This limitation of liability provision is designed to ensure that the ability of the Company's directors to exercise their best business judgment in managing the Company's affairs, subject to their continuing fiduciary duties to the Company and its stockholders, is not unreasonably impeded by exposure to potentially high personal costs or other uncertainties of litigation.

         The Articles also provide that the Company shall indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, because such person is or was a director, officer, employee or agent of the Company. Under the terms of the Company's Articles, such indemnification also will be provided to any person who is or was serving at the request of the Company as a director, officer, employee, agent or in certain other capacities of another corporation, partnership, joint venture, trust or certain other enterprises. Such indemnification is furnished to the full extent provided by law against expenses (including attorneys' fees), judgments, fines, excise taxes and amounts paid in settlement actually and reasonably incurred in connection with such action, suit or proceeding; if such person acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Company, and with respect to a criminal action, if he had no reasonable cause to believe his conduct was unlawful. However, in an action by or in the right of the Company, no indemnification will be made if such person is adjudged liable for negligence or misconduct in the performance of his duty to the Company unless the court determines that despite such liability, but in view of all of the circumstances, such person is fairly and reasonably entitled to indemnity for expenses as determined by the court, or unless such action is for an unlawful loan, dividend or distribution of assets. The indemnification provisions also permit the Company to pay reasonable expenses in advance of the final disposition of any action, suit or proceeding as authorized by the Company's Board of Directors, provided that the indemnified person provides an undertaking to repay the Company if it is ultimately proved by clear and convincing evidence in court that his action or failure to act involved an act or omission undertaken with the deliberate intent to cause injury to the Company or undertaken with reckless disregard for the best interests of the Company and to reasonably cooperate with the Company concerning the action, suit or proceeding.

         The rights of indemnification provided in the Company's Articles are not exclusive of any other rights which may be available under the Articles or Code of Regulations of the Company, any insurance or other agreement, by vote of stockholders or disinterested directors or otherwise. In addition, the Articles authorize the Company to maintain insurance on behalf of any person who is or was a director, officer, employee or agent of the Company or with another entity at the request of the Company, whether or not the Company would have the power to provide indemnification to such person. The Company intends to obtain director and officer liability insurance coverage.

         Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, it is the published opinion of the Commission that such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

         At the present time, there is no pending litigation or proceedings involving a director, officer, employee or other agent of the Company in which indemnification would be required or permitted. The Company is not presently aware of any other threatened litigation or proceeding which may result in a claim for such indemnification.


                                     PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

( a )     (1) and (2)  Financial Statements

         See Part II, Item 8 "Financial Statements and Supplementary Data." All financial statement schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the Company's Consolidated Financial Statements or the notes thereto.

         (3) Exhibits

         See Index to Exhibits

( b )    Report on Form 8-K filed in the fourth quarter of 1996

         None

( c )    Exhibits

         The exhibits listed on the Index to Exhibits are filed herewith or are incorporated by reference.


Exhibit
  No.      Index to Exhibits Description
  ---      -----------------------------

3.1      Amended and Restated Articles of Incorporation of Miami Computer Supply Corporation.*
3.2      Amended and Restated Code of Regulations of Miami Computer Supply Corporation.*
4.0      Form of Stock Certificate of Miami Computer Supply Corporation.*
10.1     Lease by and between Rowland Investments and Miami Computer Supply, Inc. dated
         January 16, 1991.*
10.2     Lease by and between Draft Partnership and Miami Computer Supply, Inc. dated
         October 26, 1995.*
10.3     Lease by and between John Schwarz, Sr., Marcella Schwarz, John Schwarz, Jr., and
         Robert T. Schwarz and Miami Computer Supply, Inc., dated June 30, 1994.*
10.4     Miami Computer Supply, Inc. Profit Sharing Plan.*
10.5     Miami Computer Supply, Inc. Section 125C Cafeteria Plan.*
10.6     Commercial Note:  Revolving Credit Line by and between Miami Computer Supply, Inc.
         and National City Bank of Dayton dated September 11, 1996.*
10.7     Epson Authorized Reseller Agreement dated June 28, 1995.*
10.8     Proxima Reseller Agreement dated May 29, 1996.*
10.9     Hewlett Packard U.S. Reseller Channel Agreement as amended January 1, 1996.*
10.10    Lexmark Dealer Agreement dated November 1986.*
10.11    3M Authorized Distributor Agreement dated January 27, 1987, as amended on March 4, 1992 and August 24,
         1992.*
10.12    Employment Agreement by and between Miami Computer Supply, Inc. and Albert L. Schwarz dated
         May 30, 1996.*
10.12(a) Amendment to Employment Agreement as of September 23, 1996.*
10.13    Employment Agreement by and between Miami Computer Supply, Inc., and Thomas C. Winstel dated
         May 30, 1996.*
10.13(a) Amendment to Employment Agreement dated as of  September 23, 1996.*
10.14    Employment Agreement by and between Miami Computer Supply, Inc. and Richard A. Newkold dated May 30, 1996.*
10.14(a) Amendment to Employment Agreement dated October 22, 1996.*
10.15    Employment Agreement by and between Miami Computer Supply, Inc. and Roger E. Turvy dated
         May 30, 1996.*
10.16    Employment Agreement by and between Miami Computer Supply, Inc. and Michael E. Peppel  dated
         May 30, 1996.*
10.16(a) Amendment to Employment Agreement dated as of September 23, 1996.*
10.17    Employment Agreement by and between Miami Computer Supply, Inc. and John C. Huffman III dated
         May 30, 1996.*
10.18    Split Dollar Agreement by and between Miami Computer Supply, Inc. and Albert L. Schwarz dated
         December 1, 1995.*
10.19    Split Dollar Agreement by and between Miami Computer Supply, Inc. and Thomas C. Winstel dated
         December 1, 1995.*
10.20    Split Dollar Agreement by and between Miami Computer Supply, Inc. and Richard A. Newkold dated
         December 1, 1995.*
10.21    Split Dollar Agreement by and between Miami Computer Supply, Inc. and Roger E. Turvy dated
         December 1, 1995.*
10.22    Letter from Pittsburgh Investment Group LLC to Albert L. Schwarz dated May 30, 1995 regarding the split dollar agreements.*
10.23    Miami Computer Supply Corporation 1996 Stock Option Plan.*
10.24    Miami Computer Supply Corporation Non-employee Director Stock Option Plan.*
21.0     Subsidiaries of the registrant.*
27.0     Financial Data Schedule.
99.0     Forward-Looking Information.
--------------


* Incorporated by reference from the Company's Registration Statement dated November 11, 1996 on Form S-1 No. 333-12689.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Miami Computer Supply Corporation


                                       By   /s/ Michael E. Peppel
                                            --------------------------
                                            MICHAEL E. PEPPEL
                                            Vice President and Chief
                                            Financial Officer

Date:  March 31, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

         Signature and Title                                           Date
         -------------------                                           ----


/s/  Anthony W. Liberati
----------------------------                                   March 31, 1997
ANTHONY W. LIBERATI, Chairman of the Board and Director


/s/ Albert L. Schwarz
-----------------------------                                  March 31, 1997
ALBERT L. SCHWARZ, President and Director


/s/ Robert G. Hecht
-----------------------------                                  March 31, 1997
ROBERT G. HECHT, Vice Chairman of the Board and Director


/s/ Harry F. Radcliffe
-----------------------------                                  March 31, 1997
HARRY F. RADCLIFFE, Treasurer and Director


/s/ Thomas C. Winstel
-----------------------------                                  March 31, 1997
THOMAS C. WINSTEL, Director, Secretary
  and Vice President - Presentation Products

By /s/ Albert L. Schwarz
   --------------------------                                  March 31, 1997
ALBERT L. SCHWARZ, President and
  Chairman of Executive Management
  Committee and Director


By  /s/ Michael E. Peppel                                      March 31, 1997
    --------------------------
MICHAEL E. PEPPEL, Vice President
 and Chief Financial Officer