Form 10-Q
period 1997-03-31
MIAMI COMPUTER SUPPLY CORP
filed 1997-05-14
CIK 1023519

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q
                      Quarterly Report Under Section 13 or 15(d)
                        of the Securities Exchange Act of 1934

                                      (Mark One)
      [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934
                    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                          OR
      [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934

      For the transition period from                   to
                                     ------------------   --------------------

                           Commission file number 000-21561

                          MIAMI COMPUTER SUPPLY CORPORATION
       (Exact name of registrant as specified in its articles of incorporation)

                           Ohio                        31-1001529
              (State or other jurisdiction of      (I.R.S. Employer
              incorporation or organization)       Identification No.)

                   4750 Hempstead Station Drive, Dayton, Ohio 45429
                       (Address of principal executive offices)

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

                               Yes   X      No
                                  --------    --------

         At March 31, 1997, 3,538,000 shares of common stock, no par value per share, of the registrant were outstanding.

                          MIAMI COMPUTER SUPPLY CORPORATION

                                      FORM 10-Q
                             QUARTER ENDED MARCH 31, 1997

                                        INDEX



PART I - FINANCIAL INFORMATION                                    PAGE
Item 1.  Financial Statements:
  Consolidated Statement of Operations . . . . . . . . . . . .     3
  Consolidated Balance Sheet . . . . . . . . . . . . . . . . .     4
  Consolidated Statement of Cash Flows . . . . . . . . . . . .     5
  Notes to Consolidated Financial Statements . . . . . . . . .     6

Item 2.  Management's Discussion and Analysis of
 Results of Operations and Financial Condition . . . . . . . .    6-8

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . .     9
Item 2.  Changes in Securities . . . . . . . . . . . . . . . .     9
Item 3.  Default Upon Senior Securities. . . . . . . . . . . .     9
Item 4.  Submission of Matters to a Vote of Security Holders .     9
Item 5.  Other Information . . . . . . . . . . . . . . . . . .     9
Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . .    9
Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . .    10


                            PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          MIAMI COMPUTER SUPPLY CORPORATION

                         CONSOLIDATED STATEMENT OF OPERATIONS
                                     (UNAUDITED)


                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                                ---------


                                                         1997 (1)         1996
                                                         --------         ----
 Net sales . . . . . . . . . . . . . . . . . . . .   $  20,226,020  $  12,555,983
 Operating costs:
 Cost of sales. . . . . . . . . . . . . . . . . . .     16,745,304     10,029,524
 Selling, general and administrative
    expenses . . . . . . . . . . . . . . . . . . .       2,717,073      1,880,514
                                                     -------------  -------------

     Total operating costs . . . . . . . . . . . .      19,462,377     11,910,038
                                                     -------------  -------------

Operating income . . . . . . . . . . . . . . . . .         763,643        645,945
Interest expense . . . . . . . . . . . . . . . . .            (871)       (66,938)
Other income  .  . . . . . . . . . . . . . . . . .          12,121          7,938
                                                     -------------  -------------

Income before income taxes . . . . . . . . . . . .         774,893        586,945
Provision for income taxes . . . . . . . . . . . .         313,832        243,582
                                                     -------------  -------------

Net income . . . . . . . . . . . . . . . . . . . .   $     461,061  $     343,363
                                                     -------------  -------------
                                                     -------------  -------------

Earnings per share of common stock . . . . . . . .   $        0.13  $        0.14
                                                     -------------  -------------
                                                     -------------  -------------

Weighted average number of common
  shares outstanding . . . . . . . . . . . . . . .       3,538,000      2,388,000
                                                     -------------  -------------
                                                     -------------  -------------


(1)  Includes the results of operations of DDP.



     The accompanying notes are an integral part of these consolidated financial statements.

                          MIAMI COMPUTER SUPPLY CORPORATION

                              CONSOLIDATED BALANCE SHEET



                                                         (UNAUDITED)
                                                          MARCH 31,      DECEMBER 31,
Assets                                                      1997             1996
                                                            ----             ----
Current assets:
  Cash  . . . . . . . . . . . . . . . . . . . . . .    $     169,963  $     780,875
  Accounts receivable . . . . . . . . . . . . . . .        9,345,864      8,636,657
  Inventories . . . . . . . . . . . . . . . . . . .        6,456,293      5,894,838
  Prepaid expenses  . . . . . . . . . . . . . . . .          128,896        396,450
  Deferred income tax assets  . . . . . . . . . . .           35,496         35,496
                                                       -------------  -------------

     Total current assets . . . . . . . . . . . . .       16,136,512     15,744,316
                                                       -------------  -------------

Property and equipment - net of accumulated
  depreciation  . . . . . . . . . . . . . . . . . .        1,000,315      1,016,164
                                                       -------------  -------------
Other assets:
  Deposits  . . . . . . . . . . . . . . . . . . . .           36,394         28,302
  Cash surrender value officers' life insurance . .          571,986        571,986
  Intangible assets . . . . . . . . . . . . . . . .          382,595        414,440
                                                       -------------  -------------

     Total assets . . . . . . . . . . . . . . . . .    $  18,127,802  $  17,775,208
                                                       -------------  -------------
                                                       -------------  -------------

Liabilities and Stockholders' Equity
Current Liabilities:
  Line-of-credit. . . . . . . . . . . . . . . . . .    $     839,421  $           0
  Accounts payable - trade. . . . . . . . . . . . .        3,398,427      4,308,785
  Accrued expenses, payroll taxes and withholdings.        1,190,296      1,188,708
  Current portion of long-term debt . . . . . . . .           35,567         35,567
                                                       -------------  -------------

     Total current liabilities. . . . . . . . . . .        5,463,711      5,533,060
  Long-term debt. . . . . . . . . . . . . . . . . .           55,698         64,696
  Other long-term liabilities . . . . . . . . . . .           13,040         43,160
  Deferred income taxes . . . . . . . . . . . . . .           61,249         61,249
                                                       -------------  -------------

     Total liabilities. . . . . . . . . . . . . . .        5,593,698      5,702,165
                                                       -------------  -------------
Stockholders' equity:
  Preferred Stock, no par value, 5,000,000 shares
       authorized; none outstanding at March 31, 1997
       and December 31, 1996. . . . . . . . . . . .               --             --
  Common stock, no par value;  30,000,000 shares
       authorized, 3,538,000 shares outstanding at
       March 31, 1997 and December 31, 1996 . . . . .             --             --
  Additional paid-in capital   . . . . . . . . . . .       8,349,249      8,349,249
  Retained earnings   . . . . . . . . . . . . . . .        4,199,855      3,738,794
                                                       -------------  -------------
                                                          12,549,104     12,088,043
  Less - Treasury common stock, at
       cost 1,200 shares. . . . . . . . . . . . . .           15,000         15,000
                                                       -------------  -------------

     Total stockholders' equity . . . . . . . . . .       12,534,104     12,073,043
                                                       -------------  -------------

     Total liabilities and stockholders' equity . .    $  18,127,802  $  17,775,208
                                                       -------------  -------------
                                                       -------------  -------------

     The accompanying notes are an integral part of these consolidated financial statements.

                          MIAMI COMPUTER SUPPLY CORPORATION

                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (UNAUDITED)


                                                             THREE MONTHS ENDED
                                                                   MARCH 31,
                                                                   ---------
                                                               1997           1996
                                                               ----           ----
Cash flows (used in) provided by operating activities:
 Net income. . . . . . . . . . . . . . . . . . . . . . .   $  461,061     $  343,363
 Adjustments to reconcile net income to cash (used in)
    provided by operating activities:
Depreciation and amortization. . . . . . . . . . . . . .      107,481         70,412
Changes in assets and liabilities net of effects of
  acquisitions of businesses:
Accounts receivable. . . . . . . . . . . . . . . . . . .     (709,207)      (535,474)
Inventories  . . . . . . . . . . . . . . . . . . . . . .     (561,455)       276,503
Prepaid expenses . . . . . . . . . . . . . . . . . . . .      267,554         14,620
Deposits . . . . . . . . . . . . . . . . . . . . . . . .       (8,092)          (242)
Accounts payable - trade . . . . . . . . . . . . . . . .     (910,358)       (98,547)
Accrued expenses . . . . . . . . . . . . . . . . . . . .     (176,750)        (9,692)
Accrued income taxes   . . . . . . . . . . . . . . . . .      178,338        (37,491)
                                                            ---------      ---------
    Cash (used in) provided by operating activities. . .   (1,351,428)        23,452
                                                            ---------      ---------
Cash flows from investing activities:
 Capital expenditures . .  . . . . . . . . . . . . . . .      (59,787)       (48,498)
 Investment in cash surrender value officers'
  life insurance . . . . . . . . . . . . . . . . . . . .           --        (14,304)
                                                            ---------      ---------
Cash (used in) provided by investing activities. . . . .      (59,787)       (62,802)
                                                            ---------      ---------
Cash flows from financing activities:
 Borrowings under line-of-credit . . . . . . . . . . . .    2,217,628      2,902,163
 Payments under line-of-credit . . . . . . . . . . . . .   (1,378,207)    (2,830,391)
 Principal payments on long-term debt. . . . . . . . . .       (8,998)        (1,302)
 Payments under non-competition agreements . . . . . . .      (30,120)       (31,120)
                                                            ---------      ---------
  Cash provided by financing activities. . . . . . . . .      800,303         39,350
                                                            ---------      ---------
 Net increase (decrease) in cash . . . . . . . . . . . .     (610,912)            --
 Cash - Beginning of period. . . . . . . . . . . . . . .      780,875          1,900
                                                            ---------      ---------
 Cash - End of period  . . . . . . . . . . . . . . . . .   $  169,963     $    1,900
                                                            ---------      ---------
                                                            ---------      ---------
Supplemental cash flow information:
   Cash paid for interest. . . . . . . . . . . . . . . .          871         66,938
   Cash paid for income taxes  . . . . . . . . . . . . .       99,257        281,473


     The accompanying notes are an integral part of these consolidated financial statements.

                          MIAMI COMPUTER SUPPLY CORPORATION

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      (UNAUDITED)

NOTE 1 - GENERAL

The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of SEC Regulation S-X. Consequently, they do not include all the disclosures required under generally accepted accounting principles for complete financial statements. However, in the opinion of the management of Miami Computer Supply Corporation (the "Company"), the consolidated financial statements presented herein contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company and its consolidated subsidiaries. For further information regarding the Company's accounting policies and the basis of presentation of the financial statements, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

NOTE 2 - ORGANIZATION

The Company sells a wide variety of computer supplies to corporate customers, governmental agencies, universities, hospitals and, to a lesser extent, computer supply dealers. Its primary sales products include laser toner, ink jet cartridges, printer ribbons, computer tape cartridges, diskettes, presentation products, paper supplies and printer cartridges.

NOTE 3 - ACQUISITION OF DDP

Effective May 30, 1996, Pittsburgh Investment Group, LLC ("LLC") contributed its stock in Diversified Data Products, Inc. ("DDP") to the Company. The acquisition has been accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets based upon the fair value of the liabilities assumed as of May 30, 1996.

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

The operating results of DDP have been included in the statement of operations from the date of acquisition. The following unaudited pro forma information has been prepared assuming that this acquisition had taken place at the beginning of the respective period. This pro forma financial information is presented for informational purposes only and may not be indicative of what the actual results of operations might have been if the acquisition had been effective at the beginning of 1996.

                                       Three Months Ended
                                         March 31, 1996
                                         --------------
Net sales . . . . . . . . . . . . . .     $ 15,739,218
Net income. . . . . . . . . . . . . .          367,481
Earnings per share. . . . . . . . . .     $       0.15

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion should be read in conjunction with the information contained in the (unaudited) Consolidated Financial Statements and Notes to Consolidated Financial Statements. The following information contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act") and is subject to the safe harbor created by that Act. The words "estimate," "project," "anticipate," "expect," "intend," "believe," "plans" and similar expressions are intended to identify forward-looking statements. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, changes in general economic and business conditions, the availability of capital on acceptable terms, actions of competitors, and changes in business strategies and other factors as discussed in Exhibit 99.

The Company intends to implement an aggressive acquisition strategy of entering new markets domestically and internationally on an opportunistic basis, to acquire computer and office automation supply distribution companies and to hire certain experienced sales representatives in and outside of the Company's current market areas, some of whom may be constrained from working in their present locations for a period of time. The Company actively continues to evaluate other potential acquisitions and to identify and have preliminary discussions and negotiations with potential acquisition candidates. There can be no assurance that any acquisition can or will be consummated on terms favorable to the Company.

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

NET SALES. Net sales for the three months ended March 31, 1997 increased by $7.7 million, or 61.1%, to $20.2 million from $12.6 million for the three months ended March 31, 1996. Approximately 79.5% of the increase resulted from the acquisition of DDP on May 30, 1996. The remaining increase was primarily a result of increased sales to the Company's current customer base.

GROSS PROFIT. Gross profit for the three months ended March 31, 1997 increased by $1.0 million, or 37.8% to $3.5 million from $2.5 million for the three months ended March 31, 1996. Gross profit as a percentage of net sales for the three months ended March 31, 1997 was 17.2% compared to 20.1% for the three months ended March 31, 1996. The decrease in the gross profit percentage was due primarily to the acquisition of DDP which had lower operating gross margins primarily due to volume discounts associated with sales to other computer supply dealers.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three months ended March 31, 1997 increased by $0.8 million, or 44.4% to $2.7 million from $1.9 million for the three months ended March 31, 1996. Approximately 19.4% of the increase resulted from increased salary expenses, while 9.1% was due to increased commission expense resulting from the Company's increased sales volume. The remainder of the increase related primarily to the acquisition of DDP. As a percentage of net sales, selling, general and administrative expenses were 13.4% for the three months ended March 31, 1997 compared to 15.0% for the three months ended March 31, 1996. This decrease as a percentage of sales reflects the Company's ability to support increased sales volumes without a significant increase in its overhead structure.

OPERATING INCOME. Operating income for the three months ended March 31, 1997 increased by $0.2 million to $0.8 million from $0.6 million for the three months ended March 31, 1996 for the reasons stated above.

INTEREST EXPENSE. Interest expense for the three months ended March 31, 1997 decreased by $66,067 or 98.7% to $871 from $66,938 for the three months ended March 31, 1996 due primarily to the decreased level of indebtedness during 1997.

PROVISION FOR INCOME TAXES. The provision for income taxes for the three months ended March 31, 1997 increased $0.1 million to $0.3 million from $0.2 million for the three months ended March 31, 1996. The Company's effective tax rate was 40.5% for the three months ended March 31, 1997 as compared to 41.5% for the corresponding period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows used in operating activities totaled $1.4 million for the first three months of 1997 compared to $.02 million provided by operating activities during the first three months of 1996. The change in net cash flows from operating activities in the first three months of 1997, compared to the first three months of 1996, was due primarily to an increase in working capital as the Company supported its expanded business activities. Working capital amounted to $10.7 million at March 31, 1997 compared to $10.2 million at December 31, 1996. The increase in working capital resulted primarily from an increase in accounts receivable and inventories.

Net cash used in investing activities remained consistent at $.06 million for the three months ended March 31, 1997 and March 31, 1996. Net cash provided by financing activities totaled $0.8 million for the three months ended March 31, 1997 compared with $.04 million for the three months ended March 31, 1996. This increase was due primarily to increased borrowing under the Credit Facility.

Capital expenditures for the three months ended March 31, 1997 of $59,787 were used primarily to upgrade the computer system at DDP, the Company's marketing department and a new Nashville, TN sales office.

For fiscal year 1997, the Company expects capital expenditures of approximately $0.3 million (comprised of approximately $0.2 million to be used for upgrading and enhancing the Company's MIS and approximately $0.1 million for capital maintenance items). Actual expenditures for fiscal 1997 may be greater than budgeted amounts depending on the level of acquisition activity and other factors.

The Company believes that its cash on hand, borrowing capacity under the Credit Facility, capital resources and cash flows will be sufficient to fund its ongoing operations and budgeted capital expenditures for the remainder of 1997, although actual capital needs may change, particularly in connection with acquisitions which the Company may make in the future. The Company's long-term requirements including capital expenditures and acquisitions, are expected to be financed by a combination of internally generated funds, additional borrowings and other sources of external financing as needed.

CREDIT FACILITY

On September 11, 1996, the Company increased the amount of its line-of-credit from $6,500,000 to $15,000,000 in order to facilitate the planned expansion of the Company's business activities, including acquisitions. The amount of the Credit Facility that will be available to the Company may not exceed the lesser of $15.0 million or an amount equal to the sum of: (i) 85.0% of the net book value of all eligible receivables (i.e., those receivables less than 90 days old, except that all receivables from any particular customer will be ineligible if more than 15.0% of the total due from such customer are aged 90 days or more) plus (ii) an amount equal to the lesser of either 50.0% of the value of all inventory, not to exceed 45.0% of the aggregate unpaid principal balance less the amount secured by inventory acquired by the Company from Hewlett-Packard Company and not yet paid for, or if advances are made against foreign accounts receivables, not to exceed $2.0 million (the "Borrowing Base"). Under the Credit Facility, the Company's borrowing availability at March 31, 1997 approximated $9.7 million. At March 31, 1997, $0.8 million was outstanding under the Credit Facility.

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

The indebtedness under the Credit Facility is secured by substantially all of the assets of the Company, including accounts receivable, equipment and inventory. In addition, the Credit Facility requires that the Company maintain a tangible net worth of $3.2 million in 1997 and thereafter increasing by an amount equal to 50.0% of the Company's net income annually thereafter, maintain a debt to tangible net worth ratio of 450.0% and annual pre-tax interest coverage (net income plus interest expense plus income tax) of 150.0% or more of the Company's annual interest expense. The Company was, at March 31, 1997 and is as of the date hereof, in compliance with these financial covenants.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      27 Financial Data Schedule

      99 Safe Harbor Under the Private Securities Litigation Reform Act of 1995

(b)   Reports on Form 8-K

      There were no reports on Form 8-K filed for the quarter ended March 31, 1997.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          MIAMI COMPUTER SUPPLY CORPORATION
                                     (Registrant)


Date:  May 14, 1997

                   By: /s/  MICHAEL E. PEPPEL
                       Michael E. Peppel
                       Vice President - Chief Financial Officer