Form 10-Q
period 1997-06-30
MIAMI COMPUTER SUPPLY CORP
filed 1997-08-14
CIK 1023519

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q
                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                                      (Mark One)
      [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934
                     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                          OR
      [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934

      For the transition period from                    to
                                     ------------------    ---------------------
                           Commission file number 000-21561

                          MIAMI COMPUTER SUPPLY CORPORATION
       (Exact name of registrant as specified in its articles of incorporation)

               OHIO                                       31-1001529
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

                               Yes   X     No
                                   -----      -----

     At June 30, 1997, 3,644,383 shares of common stock, no par value per share, of the registrant were outstanding.

                          MIAMI COMPUTER SUPPLY CORPORATION

                                      FORM 10-Q
                             QUARTER ENDED JUNE 30, 1997

                                        INDEX

                                                                    PAGE
PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements:
  Consolidated Statement of Operations . . . . . . . . . . . . .      3
  Consolidated Balance Sheet . . . . . . . . . . . . . . . . . .      4
  Consolidated Statement of Cash Flows . . . . . . . . . . . . .      5
  Notes to Consolidated Financial Statements . . . . . . . . . .      6

Item 2.  Management's Discussion and Analysis of
  Results of Operations and Financial Condition. . . . . . . . .     6-9

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . .      10
Item 2.  Changes in Securities . . . . . . . . . . . . . . . . .      10
Item 3.  Default Upon Senior Securities. . . . . . . . . . . . .      10
Item 4.  Submission of Matters to a Vote of
          Security Holders . . . . . . . . . . . . . . . . . . .      10
Item 5.  Other Information . . . . . . . . . . . . . . . . . . .      10
Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . .      10
Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . .      11

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       MIAMI COMPUTER SUPPLY CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                     QUARTER ENDED               SIX MONTHS ENDED
                                                       JUNE 30                       JUNE 30,
                                             ---------------------------   ----------------------------
                                                 1997            1996          1997           1996
                                             ------------   ------------   ------------   -------------
Net sales. .  . . . . . . . . . . . . . . .  $ 22,123,739   $ 13,691,476   $ 42,349,759   $ 26,247,459
Operating costs:
Cost of sales . . . . . . . . . . . . . . .    18,262,704     11,132,312     35,008,008     21,161,836
Selling, general and administrative
    expenses. . . . . . . . . . . . . . . .     3,040,238      2,152,924      5,757,311      4,033,438
                                             ------------   ------------   ------------   -------------

     Total operating costs. . . . . . . . .    21,302,942     13,285,236     40,765,319     25,195,274
                                             ------------   ------------   ------------   -------------

Operating income. . . . . . . . . . . . . .       820,797        406,240      1,584,440      1,052,185
Interest expense  . . . . . . . . . . . . .       (23,713)       (75,649)       (24,584)      (142,587)
Other income  . . . . . . . . . . . . . . .        14,472          3,176         26,593         11,114
                                             ------------   ------------   ------------   -------------

Income before income taxes  . . . . . . . .       811,556        333,767      1,586,449        920,712
Provision for income taxes  . . . . . . . .       328,680        138,497        642,512        382,079
                                             ------------   ------------   ------------   -------------

  Net income. . . . . . . . . . . . . . . .  $    482,876   $    195,270   $    943,937   $    538,633
                                             ------------   ------------   ------------   -------------
                                             ------------   ------------   ------------   -------------

  Earnings per share of common stock. . . .  $       0.13   $       0.08   $       0.26   $       0.23
                                             ------------   ------------   ------------   -------------
                                             ------------   ------------   ------------   -------------

Weighted average number of common
  shares outstanding . . . . . . . . . . . .    3,609,312      2,388,000      3,573,853      2,388,000
                                             ------------   ------------   ------------   -------------
                                             ------------   ------------   ------------   -------------



                The accompanying notes are an integral part of
                   these consolidated financial statements.

                       MIAMI COMPUTER SUPPLY CORPORATION

                          CONSOLIDATED BALANCE SHEET

                                             (UNAUDITED)
                                               JUNE 30,           DECEMBER 31,
                                                 1997                1996
                                             -----------         -------------
Assets
Current assets:
  Cash . . . . . . . . . . . . . . . . .     $    94,819          $   780,875
  Accounts receivable. . . . . . . . . .       9,949,305            8,636,657
  Inventories. . . . . . . . . . . . . .       5,960,682            5,894,838
  Prepaid expenses . . . . . . . . . . .         133,580              396,450
  Deferred income tax assets . . . . . .          35,496               35,496
                                             -----------          -----------

     Total current assets. . . . . . . .      16,173,882           15,744,316
                                             -----------          -----------

Property and equipment - net
 of accumulated depreciation . . . . . .       1,246,909            1,016,164
                                             -----------          -----------
Other assets:
  Deposits . . . . . . . . . . . . . . .          36,009               28,302
  Cash surrender value officers'
   life insurance. . . . . . . . . . . .         571,986              571,986
  Intangible assets. . . . . . . . . . .       2,025,317              414,440
                                             -----------          -----------
      Total other assets . . . . . . . .       2,633,312            1,014,728
      Total assets . . . . . . . . . . .     $20,054,103          $17,775,208
                                             -----------          -----------
                                             -----------          -----------

Liabilities and Stockholders' Equity
Current Liabilities:
  Line-of-credit . . . . . . . . . . . .     $ 1,343,772         $          0
  Accounts payable - trade . . . . . . .       3,400,118            4,308,785
  Accrued expenses, payroll
   taxes and withholdings. . . . . . . .       1,124,192            1,188,708
  Accrued income taxes . . . . . . . . .               0                    0
  Current portion of long-term debt. . .          35,567               35,567
                                             -----------          -----------

    Total current liabilities. . . . . .       5,903,649            5,533,060
  Long-term debt . . . . . . . . . . . .          72,225               64,696
  Other long-term liabilities. . . . . .               0               43,160
  Deferred income taxes. . . . . . . . .          61,249               61,249
                                             -----------          -----------

    Total liabilities. . . . . . . . . .       6,037,123            5,702,165
                                             -----------          -----------
Stockholders' equity:
  Preferred Stock, no par value,
   5,000,000 shares authorized; none
   outstanding at June 30, 1997 and
   December 31, 1996 . . . . . . . . . .               0                    0
  Common stock, no par value;
   30,000,000 shares authorized,
   3,644,383 shares outstanding at
   June 30, 1997, 3,538,000 shares
   outstanding at December 31, 1996. . .               0                    0
  Additional paid-in capital . . . . . .       9,349,249            8,349,249
  Retained earnings. . . . . . . . . . .       4,682,731            3,738,794
                                             -----------          -----------
                                              14,031,980           12,088,043
Less - Treasury common stock,
 at cost 1,200 shares. . . . . . . . . .          15,000               15,000
                                             -----------          -----------

   Total stockholders' equity. . . . . .      14,016,980           12,073,043
                                             -----------          -----------
   Total liabilities and
    stockholders' equity . . . . . . . .     $20,054,103          $17,775,208
                                             -----------          -----------
                                             -----------          -----------

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       MIAMI COMPUTER SUPPLY CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                            SIX MONTHS ENDED
                                                                JUNE 30,
                                                      ---------------------------
                                                         1997             1996
                                                      -----------     -----------
Cash flows (used in) provided by operating
 activities:
    Net income . . . . . . . . . . . . . . . . . .    $   943,937     $   538,633
  Adjustments to reconcile net income to cash
   (used in) provided by operating activities:
 Depreciation and amortization . . . . . . . . . .        168,455         144,679
 Changes in assets and liabilities net of
  effects of acquisitions of businesses:
   Accounts receivable . . . . . . . . . . . . . .     (1,273,313)     (1,363,445)
   Inventories . . . . . . . . . . . . . . . . . .        403,058         262,765
   Prepaid expenses. . . . . . . . . . . . . . . .        279,758         (35,953)
   Deposits. . . . . . . . . . . . . . . . . . . .         (7,732)       (107,432)
   Accounts payable - trade. . . . . . . . . . . .     (1,310,291)        563,953
   Accrued expenses. . . . . . . . . . . . . . . .        137,869         (17,752)
   Accrued income taxes. . . . . . . . . . . . . .         19,296        (215,064)
                                                      -----------     -----------

   Cash used in operating activities . . . . . . .       (638,963)       (229,616)
                                                      -----------     -----------

Cash flows from investing activities:
  Capital expenditures . . . . . . . . . . . . . .       (166,015)        (62,530)
  Investment in cash surrender value
   officers' life insurance. . . . . . . . . . . .              0          (6,803)
  Acquisition of Imperial Data
   Supply Corporation. . . . . . . . . . . . . . .     (1,000,000)              0
  Cash included in acquisitions. . . . . . . . . .          8,626         109,467
                                                      -----------     -----------

Cash (used in) provided by investing activities. .     (1,157,389)         40,134
                                                      -----------     -----------

Cash flows from financing activities:
  Borrowings under line-of-credit. . . . . . . . .      4,792,953       6,041,274
  Payments under line-of-credit. . . . . . . . . .     (3,604,174)     (5,772,741)
  Principal payments on long-term debt . . . . . .        (18,243)         (3,637)
  Payments under non-competition agreements. . . .        (60,240)        (60,240)
                                                      -----------     -----------

     Cash provided by financing activities . . . .      1,110,296         204,656
                                                      -----------     -----------

Net (decrease) increase in cash. . . . . . . . . .       (686,056)         15,174
Cash - Beginning of period . . . . . . . . . . . .        780,875           1,900
                                                      -----------     -----------

Cash - End of period . . . . . . . . . . . . . . .    $    94,819     $    17,074
                                                      -----------     -----------
                                                      -----------     -----------

Supplemental cash flow information:
  Cash paid for interest . . . . . . . . . . . . .    $    25,066     $   133,458
  Cash paid for income taxes . . . . . . . . . . .    $   593,941     $   648,189

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

                                                        Six Months Ended
                                                          June 30, 1996
                                                        ----------------
         Net sales. . . . . . . . . . . . . . . . . . .  $  31,466,073
         Net income . . . . . . . . . . . . . . . . . .  $     537,339
         Earnings per share . . . . . . . . . . . . . .  $        0.23

On April 30, 1997 the Company acquired Imperial Data Supply Corporation ("IDS") headquartered in Spokane, Washington with offices in Idaho and Montana. On July 1, 1997 the Company acquired Data Associates, Inc. ("DA") headquartered in Roswell, Georgia with offices in Florida, North Carolina and South Carolina. On July 15 the Company acquired Force 4 D.P. Supplies, Inc. ("Force 4") headquartered in Portland, Oregon with offices in Illinois, Washington and Utah. The impact of these acquistions are not material to the Company's financial statement.

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

The Company has completed three acquisitions of computer supply and office automation dealers in 1997 as follows:

1. On April 30, 1997 the Company acquired IDS headquartered in Spokane, Washington with offices in Idaho and Montana. IDS's approximated annualized revenues as of the closing date were $7 million. The net profit for the two
months included in the second quarter 1997 were nominal.   The acquisition
included $1.7 million in goodwill.

2. On July 1, 1997 the Company acquired DA headquartered in Roswell, Georgia with offices in Florida, North Carolina and South Carolina. DA's approximate annualized revenues as of the closing date were $9 million.

3. On July 15, 1997 the Company acquired Force 4 headquartered in Portland, Oregon with offices in Illinois, Washington and Utah. Force 4's approximate annualized revenues as of the closing date were $14 million.

The Company intends to continue its aggressive acquisition strategy of entering new markets domestically and internationally on an opportunistic basis, to acquire computer and office automation supply distribution companies and to hire certain experienced sales representatives in and outside of the Company's current market areas, some of whom may be constrained from working in their present locations for a period of time.
The Company actively continues to evaluate other potential acquisitions and to identify and have preliminary discussions and negotiations with potential acquisition candidates. There can be no assurance that any acquisition can or will be consummated on terms favorable to the Company.

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

NET SALES. Net sales for the three months ended June 30, 1997 increased by $8.4 million, or 61.6%, to $22.1 million from $13.7 million for the three months ended June 30, 1996. Approximately 79.5% of the increase resulted from the acquisition of DDP on May 30, 1996 and 11.9% from the acquisition of IDS on April 30, 1997. The remaining increase was primarily a result of increased sales to the Company's current customer base.

GROSS PROFIT. Gross profit for the three months ended June 30, 1997 increased by $1.3 million, or 50.9% to $3.9 million from $2.6 million for the three months ended June 30, 1996. Gross profit as a percentage of net sales for the three months ended June 30, 1997 was 17.5% compared to 18.7% for the three months ended June 30, 1996. The decrease in the gross profit percentage was due primarily to the acquisition of DDP which has lower operating gross margins primarily due to volume discounts associated with sales to other computer supply dealers.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three months ended June 30, 1997 increased by $0.9 million, or 41.2% to $3.0 million from $2.1 million for the three months ended June 30, 1996. Approximately 45.9% of the increase resulted from increased salary expenses, while 14.6% was due to increased commission expense resulting from the Company's increased sales volume. The remainder of the increase in selling, general and administrative expenses resulted primarily from the acquisition of DDP and IDS. As a percentage of net sales, selling, general and administrative expenses were 13.7% for the three months ended June 30, 1997 compared to 15.7% for the three months ended June 30, 1996. This decrease as a percentage of sales reflects the Company's ability to support increased sales volumes without a significant increase in its overhead structure.

OPERATING INCOME. Operating income for the three months ended June 30, 1997 increased by $0.4 million to $0.8 million from $0.4 million for the three months ended June 30, 1996 for the reasons stated above.

INTEREST EXPENSE. Interest expense for the three months ended June 30, 1997 decreased by $51,936 or 68.7% to $23,713 from $75,649 for the three months ended June 30, 1996 due primarily to the decreased level of indebtedness during 1997.

PROVISION FOR INCOME TAXES. The provision for income taxes for the three months ended June 30, 1997 increased $190,183 to $328,680 from $138,497 for the three months ended June 30, 1996. The Company's effective tax rate was 40.5% for the three months ended June 30, 1997 as compared to 41.5% for the corresponding period of the prior year.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

NET SALES. Net sales for the six months ended June 30, 1997 increased by $16.1 million, or 61.4%, to $42.3 million from $26.2 million for the six months ended June 30, 1996. Approximately 82.7% of the increase resulted from the acquisition of DDP on May 30, 1996 and 6% of such increase was due to the acquisition of IDS on April 30, 1997. The remaining increase was primarily a result of increased sales to the Company's current customer base.

GROSS PROFIT. Gross profit for the six months ended June 30, 1997 increased by $2.3 million, or 44.4% to $7.3 million from $5.1 million for the six months ended June 30, 1996. Gross profit as a percentage of net sales for the six months ended June 30, 1997 was

17.3% compared to 19.4% for the six months ended June 30, 1996. The decrease in the gross profit percentage was due primarily to the acquisition of DDP which has lower operating gross margins primarily due to volume discounts associated with sales to other computer supply dealers.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the six months ended June 30, 1997 increased by $1.7 million, or 42.7% to $5.7 million from $4.0 million for the six months ended June 30, 1996. Approximately 39.7% of the increase resulted from increased salary expenses, while 12.3% was due to increased commission expense resulting from the Company's increased sales volume. The remainder of the increase in selling, general and administrative expenses resulted
primarily from the acquisition of DDP and IDS.   As a percentage of net
sales, selling, general and administrative expenses were 13.6% for the six months ended June 30, 1997 compared to 15.4% for the six months ended June 30, 1996. This decrease as a percentage of sales reflects the Company's ability to support increased sales volumes without a significant increase in its overhead structure.

OPERATING INCOME. Operating income for the six months ended June 30, 1997 increased by $0.5 million to $1.6 million from $1.1 million for the six months ended June 30, 1996 for the reasons stated above.

INTEREST EXPENSE. Interest expense for the six months ended June 30, 1997 decreased by $118,003 or 82.8% to $24,584 from $142,587 for the six months ended June 30, 1996 due primarily to the decreased level of indebtedness during 1997.

PROVISION FOR INCOME TAXES. The provision for income taxes for the six months ended June 30, 1997 increased $260,433 to $642,512 from $382,079 for the six months ended June 30, 1996. The Company's effective tax rate was 40.5% for the six months ended June 30, 1997 as compared to 41.5% for the corresponding period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows used in operating activities totaled $0.6 million for the first six months of 1997 compared to $0.2 million used by operating activities during the first six months of 1996. The change in net cash flows from operating activities in the first six months of 1997, compared to the first six months of 1996, was due primarily to an decrease in accounts payable. Working capital approximated $10.2 million at June 30, 1997 and December 31, 1996.

Net cash used in investing activities was $1.2 million for the six months ended June 30, 1997 versus $0.04 million cash provided by investing activities for the six months ended June 30, 1996. The net cash used in investing activities primarily reflects the acquisition of IDS in April 1997. Net cash provided by financing activities totaled $1.1 million for the six months ended June 30, 1997 compared with $0.2 million for the six months ended June 30, 1996. This increase was due primarily to increased borrowing levels under the Credit Facility.

Capital expenditures for the six months ended June 30, 1997 of $166,015 were used primarily to upgrade the computer system at DDP and the purchase of additional distribution vehicles.

For fiscal year 1997, the Company expects capital expenditures of approximately $0.3 million (comprised of approximately $0.2 million to be used for upgrading and enhancing the Company's management information systems and approximately $0.1 million for capital maintenance items).
Actual expenditures for fiscal 1997 may be greater than budgeted amounts depending on the level of acquisition activity and other factors.

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

CREDIT FACILITY

On September 11, 1996, the Company increased the amount of its line-of-credit with National City Bank of Dayton, Ohio (the "Bank") from $6,500,000 to $15,000,000 in order to facilitate the planned expansion of the Company's business activities, including acquisitions. The amount of the Credit Facility that will be available to the Company may not exceed the lesser of $15.0 million or an amount equal to the sum of: (i) 85.0% of the net book value of all eligible receivables (i.e., those receivables less than 90 days old, except that all receivables from any particular customer will be ineligible if more than 15.0% of the total due from such customer are aged 90 days or more) plus (ii) an amount equal to the lesser of either 50.0% of the value of all inventory, not to exceed 45.0% of the aggregate unpaid principal balance less the amount secured by inventory acquired by the Company from Hewlett-Packard Company and not yet paid for, or if advances are made against foreign accounts receivables, not to exceed $2.0 million (the "Borrowing Base"). Under the Credit Facility, the Company's borrowing availability at June 30, 1997 approximated $9.3 million. At June 30, 1997, $1.3 million was outstanding under the Credit Facility.

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

The indebtedness under the Credit Facility is secured by substantially all of the assets of the Company, including accounts receivable, equipment and inventory. In addition, the Credit Facility requires that the Company maintain a tangible net worth of $3.2 million in 1997 and thereafter increasing by an amount equal to 50.0% of the Company's net income annually thereafter, maintain a debt to tangible net worth ratio of 450.0% and annual pre-tax interest coverage (net income plus interest expense plus income tax) of 150.0% or more of the Company's annual interest expense. The Company was, at June 30, 1997 and is as of the date hereof, in compliance with these financial covenants.

                           PART II-OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         At June 30, 1997 the Company was not involved in any legal proceedings incidental to the conduct of its business as of the date hereof. The Company maintains general liability and business interruption insurance coverage in amounts which it believes to be adequate.

ITEM 2.  CHANGES IN SECURITIES
         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 29, 1997 the Company held its first annual shareholders meeting at its principal offices located at 4750 Hempstead Station Drive, Dayton, Ohio 45429 at 10:30 a.m., Eastern Time.

There were 3,538,000 shares of Common Stock of the Company which could be voted at the Annual Meeting, and 3,155,444 shares were represented at such meeting by the holders thereof in person or by proxy, which constituted a quorum. Matters voted upon were as follows:

   Nominees for Board of Directors for a One-Year Term Expiring in 1998

                               NUMBER OF VOTES

NAME                          FOR                  WITHHELD           NOT VOTED
----                          ---                  --------           ---------
a. Robert G. Hecht          3,154,844                 600              382,556
b. Anthony W. Liberati      3,154,644                 800              382,556
c. Harry F. Radcliffe       3,154,644                 800              382,556
d. Albert L. Schwarz        3,154,844                 600              382,556
e. Thomas C. Winstel        3,154,844                 600              382,556

The shareholders also voted by ballot and by proxy to ratify the appointment by the Board of Directors of Price Waterhouse LLP as the Company's independent auditors for the fiscal year ending December 31, 1997, and the result of the vote taken was as follows:

                   FOR        AGAINST        ABSTAIN      NOT VOTED
                   ---        -------        -------      ---------
                3,153,944      1,000           500         382,556

The said proposals were approved by the requisite number of the total votes eligible to be cast and these matters have been adopted by the stockholders of the Company.

ITEM 5.  OTHER INFORMATION
         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      27  Financial Data Schedule

      99  Safe Harbor Under the Private Securities Litigation Reform Act of 1995

(b)   Reports on Form 8-K

      There were no reports on Form 8-K filed for the quarter ended June 30, 1997.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          MIAMI COMPUTER SUPPLY CORPORATION
                                     (Registrant)

Date:  August 14, 1997
                                By:/s/ Michael E. Peppel
                                       Michael E. Peppel
                                       Vice President - Chief Financial Officer