Form 10-Q
period 1997-09-30
MIAMI COMPUTER SUPPLY CORP
filed 1997-11-14
CIK 1023519

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q
                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                                      (Mark One)
      [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

                                   Yes   X      No_____

       At September 30, 1997, 3,929,109 shares of common stock, no par value per share, of the registrant were outstanding.

                           MIAMI COMPUTER SUPPLY CORPORATION

                                      FORM 10-Q
                           QUARTER ENDED SEPTEMBER 30, 1997

                                        INDEX


     PART I - FINANCIAL INFORMATION                                      PAGE
     Item 1.  Financial Statements:
       Consolidated Statement of Operations . . . . . . . . . . . .        3
       Consolidated Balance Sheet . . . . . . . . . . . . . . . . .        4
       Consolidated Statement of Cash Flows . . . . . . . . . . . .        5
       Notes to Consolidated Financial Statements . . . . . . . . .        6

     Item 2.  Management's Discussion and Analysis of
      Results of Operations and Financial Condition . . . . . . . .      6-9

     PART II - OTHER INFORMATION
     Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . .       10
     Item 2.  Changes in Securities . . . . . . . . . . . . . . . .       10
     Item 3.  Default Upon Senior Securities. . . . . . . . . . . .       10
     Item 4.  Submission of Matters to a Vote of Security Holders .       10
     Item 5.  Other Information . . . . . . . . . . . . . . . . . .       10
     Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . .       10
     Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . .      11

                            PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          MIAMI COMPUTER SUPPLY CORPORATION

                         CONSOLIDATED STATEMENT OF OPERATIONS
                                     (UNAUDITED)



                                                                               QUARTER ENDED               NINE MONTHS ENDED
                                                                                SEPTEMBER 30                  SEPTEMBER 30,
                                                                                ------------                  -------------
                                                                             1997           1996           1997          1996
                                                                             ----           ----           ----          ----
Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 29,001,730   $ 17,822,544   $ 71,351,489   $ 44,070,003
Operating costs:
Cost of sales . . . . . . . . . . . . . . . . . . . . . . . . . .         23,608,006     14,781,598     58,616,014     35,943,434
Selling, general and administrative
    expenses. . . . . . . . . . . . . . . . . . . . . . . . . . .          4,364,419      2,307,844     10,121,730      6,341,282
                                                                      --------------   ------------   ------------   ------------
     Total operating costs. . . . . . . . . . . . . . . . . . . .         27,972,425     17,089,442     68,737,744     42,284,716
                                                                      --------------   ------------   ------------   ------------

Operating income. . . . . . . . . . . . . . . . . . . . . . . . .          1,029,305        733,102      2,613,745      1,785,287
Interest expense. . . . . . . . . . . . . . . . . . . . . . . . .            (51,385)      (100,588)       (75,969)      (243,175)
Other income. . . . . . . . . . . . . . . . . . . . . . . . . . .              2,328          6,884         28,921         17,998
                                                                      --------------   ------------   ------------   ------------

Income before income taxes. . . . . . . . . . . . . . . . . . . .            980,248        639,398      2,566,697      1,560,110
Provision for income taxes. . . . . . . . . . . . . . . . . . . .            406,803        265,352      1,049,315        647,431
                                                                      --------------   ------------   ------------   ------------

Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . .         $  573,445     $  374,046   $  1,517,382     $  912,679
                                                                      --------------   ------------   ------------   ------------
                                                                      --------------   ------------   ------------   ------------

Earnings per share of common stock. . . . . . . . . . . . . . . .            $  0.15        $  0.16        $  0.41        $  0.38
                                                                      --------------   ------------   ------------   ------------
                                                                      --------------   ------------   ------------   ------------
Weighted average number of common
  shares outstanding. . . . . . . . . . . . . . . . . . . . . . .          3,928,718      2,388,000      3,693,573      2,388,000
                                                                      --------------   ------------   ------------   ------------
                                                                      --------------   ------------   ------------   ------------


                       The accompanying notes are an integral part of these consolidated financial statements.


                                            MIAMI COMPUTER SUPPLY CORPORATION

                                               CONSOLIDATED BALANCE SHEET
                                                              (UNAUDITED)

                                                                     SEPTEMBER 30,       DECEMBER 31,
                                                                         1997                1996
                                                                         ----                ----
Assets
Current assets:
  Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   166,971         $  780,875
  Accounts receivable . . . . . . . . . . . . . . . . . . . . . . .   14,679,440          8,636,657
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . .    8,210,256          5,894,838
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . .      182,037            431,946
                                                                      ----------         ----------

     Total current assets . . . . . . . . . . . . . . . . . . . . .   23,238,704         15,744,316
                                                                      ----------         ----------

Property and equipment - net of accumulated
  depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . .    1,495,076          1,016,164
                                                                      ----------         ----------
Other assets:
  Deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       53,972             28,302
  Cash surrender value officers' life insurance. . . . . . . . . .       711,986            571,986
  Intangible assets . . . . . . . . . . . . . . . . . . . . . . . .    5,733,128            414,440
                                                                      ----------         ----------
Total other assets . . . . . . . . . . . . . . . . . . . . . . . .     6,499,086          1,014,728
                                                                      ----------         ----------
     Total assets. . . . . . . . . . . . . . . . . . . . . . . . .   $31,232,866        $17,775,208
                                                                      ----------         ----------
                                                                      ----------         ----------
Liabilities and Stockholders' Equity
Current Liabilities:
  Line-of-credit . . . . . . . . . . . . . . . . . . . . . . . . .   $ 3,553,440        $         0
  Accounts payable - trade . . . . . . . . . . . . . . . . . . . .     8,372,827          4,308,785
  Accrued expenses, taxes and withholdings . . . . . . . . . . . .     1,382,693          1,188,708
  Current portion of long-term debt. . . . . . . . . . . . . . . .        58,684             35,567
                                                                      ----------         ----------
     Total current liabilities . . . . . . . . . . . . . . . . . .    13,367,644          5,533,060
  Other long-term liabilities. . . . . . . . . . . . . . . . . . .       171,165            169,105
                                                                      ----------         ----------
     Total liabilities . . . . . . . . . . . . . . . . . . . . . .    13,538,809          5,702,165
                                                                      ----------         ----------
Stockholders' equity:
  Preferred Stock, no par value, 5,000,000 shares
       authorized; none outstanding at September 30, 1997
       and December 31, 1996 . . . . . . . . . . . . . . . . . . .             0                  0
  Common stock, no par value;  30,000,000 shares
       authorized, 3,929,109 shares outstanding at
        September 30, 1997; 3,538,000 shares outstanding at
         December 31, 1996 . . . . . . . . . . . . . . . . . . . .             0                  0
       Additional paid-in capital. . . . . . . . . . . . . . . . .    12,452,881          8,349,249
       Retained earnings . . . . . . . . . . . . . . . . . . . . .     5,256,176          3,738,794
                                                                      ----------          ---------
                                                                      17,709,057         12,088,043
      Less - Treasury common stock, at cost 1,200 shares . . . . .        15,000             15,000
                                                                      ----------         ----------

        Total stockholders' equity . . . . . . . . . . . . . . . .    17,694,057         12,073,043
                                                                      ----------         ----------

        Total liabilities and stockholders' equity . . . . . . . .   $31,232,866        $17,775,208
                                                                      ----------         ----------
                                                                      ----------         ----------

           The accompanying notes are an integral part of these consolidated financial statements.


                                              MIAMI COMPUTER SUPPLY CORPORATION

                                            CONSOLIDATED STATEMENT OF CASH FLOWS
                                                         (UNAUDITED)




                                                                                   NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                                      -------------


                                                                                   1997            1996
                                                                                   ----            ----
Cash flows (used in) provided by operating activities:
  Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 1,517,382      $ 912,679
  Adjustments to reconcile net income to cash (used in)
        provided by operating activities:
Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . .      278,739        219,744
 Changes in assets and liabilities net of effects of acquisitions of businesses:
    Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . .   (3,813,480)      (904,514)
    Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (1,548,632)    (1,249,195)
    Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      265,809       (556,328)
    Deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (14,449)        37,677
    Accounts payable - trade  . . . . . . . . . . . . . . . . . . . . . . . .    2,384,705        489,833
    Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (261,157)       129,183
    Accrued income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . .      102,760       (122,978)
                                                                                ----------     ----------

    Cash used in operating activities . . . . . . . . . . . . . . . . . . . .   (1,088,323)    (1,043,899)
                                                                                ----------     ----------

Cash flows from investing activities:
  Capital expenditures. . . . . . . . . . . . . . . . . . . . . . . . . . . .     (427,541)      (137,275)
  Investment in cash surrender value officers' life insurance . . . . . . . .     (140,000)      (143,141)
  Business combinations . . . . . . . . . . . . . . . . . . . . . . . . . . .   (2,485,000)             0
  Cash included in acquisitions . . . . . . . . . . . . . . . . . . . . . . .       83,657        109,467
                                                                                ----------     ----------

 Cash (used in) provided by investing activities. . . . . . . . . . . . . . .   (2,968,884)      (170,949)
                                                                                ----------     ----------

Cash flows from financing activities:
  Borrowings under line-of-credit . . . . . . . . . . . . . . . . . . . . . .    9,870,260      9,565,985
  Payments under line-of-credit . . . . . . . . . . . . . . . . . . . . . . .   (6,316,820)    (7,972,653)
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . . .      (27,238)        (8,008)
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (82,899)       (90,360)
                                                                                ----------     ----------

    Cash provided by financing activities . . . . . . . . . . . . . . . . . .    3,443,303      1,494,964
                                                                                ----------     ----------

Net (decrease) increase in cash . . . . . . . . . . . . . . . . . . . . . . .     (613,904)       280,116
  Cash - Beginning of period. . . . . . . . . . . . . . . . . . . . . . . . .      780,875          1,900
                                                                                ----------     ----------

  Cash - End of period. . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  166,971     $  282,016
                                                                                ----------     ----------
                                                                                ----------     ----------

Supplemental cash flow information:
  Cash paid for interest. . . . . . . . . . . . . . . . . . . . . . . . . . .   $   76,456     $  265,273
  Cash paid for income taxes. . . . . . . . . . . . . . . . . . . . . . . . .   $  935,358     $  839,765

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

NOTE 3 - ACQUISITIONS

Effective May 30, 1996, Pittsburgh Investment Group, LLC ("LLC") contributed its stock in Diversified Data Products, Inc. ("DDP") to the Company. The acquisition has been accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated based upon the estimated fair values of the assets acquired and the liabilities assumed as of May 30, 1996.

In connection with the acquisition of DDP, LLC issued a loan to certain former stockholders in an amount of $250,000. This amount was subject to repayment based upon DDP generating specified income levels for the period May 30, 1996 to December 31, 1996. DDP generated such income levels for this period, and accordingly the loan was forgiven. The value of the net assets acquired has been adjusted to reflect this additional consideration.

The operating results of DDP have been included in the statement of operations from the date of acquisition. The following unaudited pro forma information has been prepared assuming that this acquisition had taken place at (the beginning of the respective period ended January 1, 1996). This pro forma financial information is presented for informational purposes only and may not be indicative of what the actual results of operations might have been if the acquisition had been effective at the beginning of 1996.

                                         Nine Months Ended
                                         September 30, 1996
                                         ------------------
       Net sales . . . . . . . . . . . . $     49,433,272
       Net income. . . . . . . . . . . . $        927,436
       Earnings per share. . . . . . . . $           0.39

On April 30, 1997 the Company acquired Imperial Data Supply Corporation ("IDS") headquartered in Spokane, Washington with offices in Idaho and Montana. On July 1, 1997 the Company acquired Data Associates, Inc. ("DA") headquartered in Roswell, Georgia with offices in Florida, North Carolina and South Carolina. On July 15, 1997 the Company acquired Force 4 D.P. Supplies, Inc. ("Force 4") headquartered in Portland, Oregon with offices in Illinois, Washington and Utah. On October 7, 1997 the Company acquired NTI Data Products ("NTI") headquartered in Manchester, New Hampshire and one sales office in Portsmouth, New Hampshire. The impact of these acquisitions are not material to the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion should be read in conjunction with the information contained in the unaudited Consolidated Financial Statements and Notes to Consolidated Financial Statements. The following information contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act") and is subject to the safe harbor created by that Act. The words "estimate," "project," "anticipate," "expect," "intend," "believe," "plans" and similar expressions are intended to identify forward-looking statements. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, changes in general economic and business conditions, the availability of capital on acceptable terms, actions of competitors, and changes in business strategies and other factors as discussed in Exhibit 99.

The Company has completed four acquisitions the ("Acquisitions") of computer supply and office automation dealers in 1997 as follows:

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

4. On October 7, 1997 the Company acquired NTI headquartered in Manchester, New Hampshire with one sales office in Portsmouth, New Hampshire. NTI's approximate annualized revenues as of the closing date were $6 million.

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

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

NET SALES. Net sales for the three months ended September 30, 1997 increased by $11.2 million, or 62.7%, to $29.0 million from $17.8 million for the three months ended September 30, 1996. Of the increase 24.3% was primarily a result of increased sales to the Company's current customer base and 38.4% of the increase resulted from the Acquisitions.

GROSS PROFIT. Gross profit for the three months ended September 30, 1997 increased by $2.4 million, or 77.4% to $5.4 million from $3.0 million for the three months ended September 30, 1996. Gross profit as a percentage of net sales for the three months ended September 30, 1997 was 18.6% compared to 17.1% for the three months ended September 30, 1996. The increase in the gross profit percentage was due primarily to the results of the companies acquired in the Acquisitions, which historically have had higher operating gross margins.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three months ended September 30, 1997 increased by $2.1 million, or 89.1% to $4.4 million from $2.3 million for the three months ended September 30, 1996. Approximately 14.7% of the increase resulted from increased salary expenses, while 15.2% was due to increased commission expense resulting from the Company's increased sales volume. The remainder of the increase in selling, general and administrative expenses resulted primarily from the acquisition of IDS, Force 4 and DA. As a percentage of net sales, selling, general and administrative expenses were 15.0% for the three months ended September 30, 1997 compared to 12.9% for the three months ended September 30, 1996. This increase as a percentage of sales relates primarily from the results of the companies acquired in the Acquisitions, which historically have had a higher selling, general and administrative expense percentage, although maintaining a higher gross profit percentage.

OPERATING INCOME. Operating income for the three months ended September 30, 1997 increased by $.3 million to $1.0 million from $.7 million for the three months ended September 30, 1996 for the reasons stated above.

INTEREST EXPENSE. Interest expense for the three months ended September 30, 1997 decreased by $49,203 or 48.9% to $51,385 from $100,588 for the three months ended September 30, 1996 due primarily to the decreased level of average indebtedness during 1997.

PROVISION FOR INCOME TAXES. The provision for income taxes for the three months ended September 30, 1997 increased $141,451 to $406,803 from $265,352 for the three months ended September 30, 1996. The Company's effective tax rate was 41.5% for the three months ended September 30, 1997 and for the corresponding period of the prior year.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

NET SALES. Net sales for the nine months ended September 30, 1997 increased by $27.3 million, or 61.9%, to $71.4 million from $44.1 million for the nine months ended September 30, 1996. Approximately 51.5% of the increase resulted from the acquisition of DDP on May 30, 1996 and 28.7% of such increase was due to the acquisition of IDS on April 30, 1997, the acquisition of DA on July 1, 1997 and the acquisition of Force 4 on July 15, 1997. The remaining increase was primarily a result of increased sales to the Company's current customer base.

GROSS PROFIT. Gross profit for the nine months ended September 30, 1997 increased by $4.6 million, or 56.7% to $12.7 million from $8.1 million for the nine months ended September 30, 1996. Gross profit as a percentage of net sales for the nine months ended September 30, 1997 was 17.8% compared to 18.4% for the nine months ended September 30, 1996. The decrease in the gross profit percentage was due primarily to the acquisition of DDP which has lower operating gross margins primarily due to volume discounts associated with sales to other computer supply dealers.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the nine months ended September 30, 1997 increased by $3.8 million, or 59.6% to $10.1 million from $6.3 million for the nine months ended September 30, 1996. Approximately 53.7% of the increase resulted from increased salary expenses, while 10.8% was due to increased commission expense resulting from the Company's increased sales volume. The remainder of the increase in selling, general and administrative expenses
resulted primarily from the acquisitions of DDP, IDS, Force 4 and DA.   As a
percentage of net sales, selling, general and administrative expenses were 14.2% for the nine months ended September 30, 1997 compared to 14.4% for the nine months ended September 30, 1996.

OPERATING INCOME. Operating income for the nine months ended September 30, 1997 increased by $.8 million to $2.6 million from $1.8 million for the nine months ended September 30, 1996 for the reasons stated above.

INTEREST EXPENSE. Interest expense for the nine months ended September 30, 1997 decreased by $167,206 or 68.8% to $75,969 from $243,175 for the nine months ended September 30, 1996 due primarily to the decreased level of average indebtedness during 1997.

PROVISION FOR INCOME TAXES. The provision for income taxes for the nine months ended September 30, 1997 increased $.4 million to $1.0 million from $.6 million for the nine months ended September 30, 1996. The Company's effective tax rate was 40.9% for the nine months ended September 30, 1997 as compared to 41.5% for the corresponding period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows used in operating activities totaled $1.1 million for the first nine months of 1997 compared to $1.0 million used by operating activities during the first nine months of 1996. The change in net cash flows from operating activities in the first nine months of 1997, compared to the first nine months of 1996, was due primarily to an increase in accounts payable offset by an increase in inventories and an increase in accounts receivable. Working capital approximated $9.9 million at September 30, 1997 and $10.2 million at December 31, 1996.

Net cash used in investing activities was $3.0 million for the nine months ended September 30, 1997 versus $.2 million cash used by investing activities for the nine months ended September 30, 1996. The net cash used in investing activities primarily reflects the acquisitions of IDS, DA and Force 4. Net cash used by financing activities totaled $3.4 million for the nine months ended September 30, 1997 compared with $1.5 million for the nine months ended September 30, 1996. This increase was due primarily to increased borrowing levels under the Credit Facility.

Capital expenditures for the nine months ended September 30, 1997 of $427,541 were used primarily to integrate the Acquisitions into the Company's management information systems.

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

CREDIT FACILITY

On September 11, 1996, the Company increased the amount of its line-of-credit with National City Bank of Dayton, Ohio (the "Bank") from $6,500,000 to $15,000,000 in order to facilitate the planned expansion of the Company's business activities, including acquisitions. The amount of the Credit Facility that will be available to the Company may not exceed the lesser of $15.0 million or an amount equal to the sum of: (i) 85.0% of the net book value of all eligible receivables (i.e., those receivables less than 90 days old, except that all receivables from any particular customer will be ineligible if more than 15.0% of the total due from such customer are aged 90 days or more) plus (ii) an amount equal to the lesser of either 50.0% of the value of all inventory, not to exceed 45.0% of the aggregate unpaid principal balance less the amount secured by inventory acquired by the Company from Hewlett-Packard Company and not yet paid for, or if advances are made against foreign accounts receivables, not to exceed $2.0 million (the "Borrowing Base"). Under the Credit Facility, the Company's borrowing availability at September 30, 1997 approximated $11.4 million. At September 30, 1997, $3.6 million was outstanding under the Credit Facility.

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

The indebtedness under the Credit Facility is secured by substantially all of the assets of the Company, including accounts receivable, equipment and inventory. In addition, the Credit Facility requires that the Company maintain a tangible net worth of $3.2 million in 1997 and thereafter increasing by an amount equal to 50.0% of the Company's net income annually thereafter, maintain a debt to tangible net worth ratio of 450.0% and annual pre-tax interest coverage (net income plus interest expense plus income tax) of 150.0% or more of the Company's annual interest expense. The Company was, at September 30, 1997 and is as of the date hereof, in compliance with these financial covenants.

                              PART II-OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On August 26, 1997, Corporate Express of the South, Inc ("CES") filed suit in the Superior Court for Guilford County, North Carolina, against the Company and two of its salespersons alleging, among other things, that the salespersons breached their agreements not to compete with CES and that the Company intentionally induced the salespersons not to honor their covenants not to compete. The Company believes that resolution of the suit, which seeks injunctive relief against the salespersons and unspecified damages from the Company, will not have a material adverse impact on the financial condition of the Company. The Company intends to vigorously defend itself against the suit.

Other than the proceeding described above the Company was not involved in any legal proceedings incidental to the conduct of its business as of the date hereof. The Company maintains general liability and business interruption insurance coverage in amounts which it believes to be adequate.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      27 Financial Data Schedule

      99 Safe Harbor Under the Private Securities Litigation Reform Act of 1995

(b)   Reports on Form 8-K

      There were no reports on Form 8-K filed for the quarter ended September 30, 1997.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          MIAMI COMPUTER SUPPLY CORPORATION
                                     (Registrant)


Date:  November 14, 1997
            By:/s/ Michael E. Peppel
                   Michael E. Peppel
                   Vice President - Chief Financial Officer