Form 10-K
period 1997-12-31
MIAMI COMPUTER SUPPLY CORP
filed 1998-03-25
CIK 1023519

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                     FORM 10-K


(MARK ONE)

[ X ] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (fee required) for the fiscal year ended DECEMBER 31, 1997 or

[   ]     Transition report pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 (no fee required) for the transition period from ______________ to ____________________

                          COMMISSION FILE NUMBER 000-21561

                         MIAMI COMPUTER SUPPLY CORPORATION
      (Exact name of registrant as specified in its articles of incorporation)


                             OHIO                            31-1001529
                   (State of incorporation)               (I.R.S. Employer
                                                         Identification No.)


     4750 HEMPSTEAD STATION DRIVE, DAYTON, OHIO                45429
      (Address of principal executive offices)               (Zip Code)

         Registrant's telephone number, including area code:  937-291-8282

         SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:  None

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:

                                            NAME OF EACH EXCHANGE
                  TITLE OF EACH CLASS         ON WHICH REGISTERED
               --------------------------   ----------------------
               Common Stock, No Par Value   Nasdaq National Market
                       Per Share

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days.
Yes   X   No      .
    -----    -----
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.      .
           -----
     Aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 16, 1998: $52,773,937. The amount shown is based on the closing price of the Registrant's Common Stock on the Nasdaq National Market on that date. Shares of Common Stock known by the Registrant to be beneficially owned by officers or directors of the Registrant or persons who have filed a report on Schedule 13D or 13G are not included in the computation. The Registrant, however, has made no determination that such persons are "affiliates" within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934.

Number of shares of Common Stock outstanding at March 16, 1998:  5,415,991.

Documents incorporated by reference: Portions of the definitive proxy statement for the Annual Meeting of Stockholders to be held April 29, 1998, are incorporated by reference into Part III hereof.

                         MIAMI COMPUTER SUPPLY CORPORATION


     As used in this report, the terms "MCSC," "Company," and "Registrant" mean Miami Computer Supply Corporation and its subsidiaries.


                                TABLE OF CONTENTS

                                                                                                       Page
                                                                                                       ----
                                              PART I
Item 1.   Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3-8
Item 2.   Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     9
Item 3.   Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    10
Item 4.   Submission of Matters to a Vote of Security Holders. ... . . . . . . . . . . . . . . . . .    10


                                              PART II
Item 5.   Market for the Registrant's Common Equity and Related Stockholder Matters . . . . . . . .     11
Item 6.   Selected Financial Data . . . . . .  . . . . . . . . . . . . . . . . . . . . . . . . . . .  11-12
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . .  . . . . . . .  12-17
Item 8.   Financial Statements and Supplementary Data  . . . . . . .. . . .  . . . . . . . . . . . .  18-33
Item 9.   Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure       . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    34


                                              PART III
Item 10.  Directors  and  Executive Officers of the Registrant . . . . . . . . . . . . . . . . . . .    35
Item 11.  Executive  Compensation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    35
Item 12.  Security  Ownership of  Certain Beneficial Owners and Management . . . . . . . . . . . . .    35
Item 13.  Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . . . .    35


                                              PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K . . . . . . . . . . . . .  35-36
 Signatures . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . . . . . . .    37

ITEM 1.   BUSINESS

THE COMPANY

     Miami Computer Supply Corporation, which commenced its business operations in 1981, is a distributor of computer and office automation supplies and accessories, projection presentation and video conferencing products throughout the United States and in certain foreign countries. The Company distributes over 1,800 different core products primarily to middle market and smaller companies and to governmental, educational and institutional customers, including federal, state and local governmental agencies, universities and hospitals and, to a lesser extent, computer supply dealers.

     The Company sells primarily nationally known, name-branded products manufactured by approximately 500 original equipment manufacturers, including Hewlett-Packard, Lexmark, Canon and Imation (formerly a division of 3M Corporation) for computer supplies, by Proxima, Epson and LightWare for projection presentation products. The Company's products include consumable supplies such as laser toner, copier toner, facsimile machine supplies, ink jet cartridges, paper, printer ribbons, diskettes, computer tape cartridges and accessories, including cleaning kits and media storage files, computer projection presentation hardware which permits the large-scale, high resolution projection of computer generated slides for presentation at meetings and video conferencing hard- and software. The Company's products are used in, or in conjunction with, a broad range of computer and office automation products such as mainframe, mini, personal, laptop and notebook computers, laser and ink jet printers, photocopiers, fax machines and data storage products.

BUSINESS STRATEGY

     The Company's business strategy seeks to build on its strengths as a sales and service oriented business to increase its market share and achieve continued sales and earnings growth. In particular, the Company intends to continue to implement its strategy by: (i) expanding the scope of its operations, primarily through strategic acquisitions of computer and office automation supply and projection presentation product distribution companies in metropolitan markets in the United States and overseas; (ii) increasing its revenues from its existing and new customers; and (iii) decreasing its expenses by utilizing technology to enhance the efficiency of its operations.

     ACQUISITION STRATEGY.   With more than 15 years of experience serving the
large and expanding niche computer and office automation supply market, the Company has garnered specific knowledge regarding the customer base, its competitors and its suppliers. Accordingly, the Company believes that the domestic and certain foreign computer supply and the projection presentation markets are highly fragmented and consist primarily of relatively smaller companies which typically sell within limited geographical areas. The Company has acquired the stock or assets of eleven regional computer and office automation supply companies, and one projection presentation products company, of which eight such acquisitions occurred between April 1997 and March 1998.
The Company believes there is a significant consolidation opportunity within the industry and, thus, intends to continue to aggressively pursue acquisitions of other end-user computer and office automation supply and projection presentation product companies in the future. The Company has identified potential acquisition candidates and has had preliminary discussions with several such candidates. Except for non-binding letters of intent by and between the Company and certain other computer supply or projection presentation product distributors for the acquisition of the assets and liabilities, or the stock, of such other distributors which may be entered into from time to time, there are, as of the date of this Form 10-K, no understandings, agreements or arrangements between the Company and any other entity with respect to such an acquisition.

     Although other larger, better financed companies are currently engaged in a rapid consolidation of the office supply industry, and to a lesser extent, of computer supply distributors, the Company believes that it can effectively compete for acquisitions due to its niche market strategy, its knowledge of, and existing relationships with, many of the potential acquisition targets and its ability to offer such targets growth potential and a management philosophy which is clearly different from the large contract stationer consolidators. The Company believes that it is currently the only company focusing strictly on acquiring computer and office automation supply and projection presentation product distribution companies and that such focus offers it the ability to increase revenues through such acquisitions at a faster rate than that of the large consolidators. In addition, the Company believes that it will be able to consolidate acquired companies into its business by, among other things, retaining existing senior management and the acquired company's sales force whenever possible, while expanding the Company's revenue base through product cross-selling and realizing certain cost savings in inventory, communications and shipping to achieve economics of scale.

     REVENUE STRATEGY. The Company intends to increase revenues by initiating relationships with new customers, increasing international sales, emphasizing sales of additional products to existing customers and selling higher margin, state-of-the-art audio/visual projection presentation products.

     The Company intends to enhance its customer relationships by providing personal customer contact with its direct sales force and customer service representatives, special priority and customized service to its very important customers ("VICs") (those who purchase $40,000 or more of the Company's products in any year), precise picking and packaging of customer orders, prompt next-day delivery with reputable couriers at the most economical price, EDI, order tracking and free technical advice from its highly trained and knowledgeable sales force and customer service representatives.

     TECHNOLOGY STRATEGY. The Company intends to improve its operating efficiencies with its in-house computer programming staff through the use of its electronic data interchange ("EDI") and continued management information systems ("MIS") enhancements to its order processing and financial management systems. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000."

THE COMPUTER SUPPLY INDUSTRY

     The Company estimates that the U.S. computer and office automation supply market totaled approximately $28.4 billion (at retail) in 1997. Industry sources indicate that the U.S. market for computer and office automation supplies will grow at a compound annual rate of approximately 6 to 8% over the next two years. The Company believes that the current size of the industry and its potential for future growth can be attributed to: (i) the increasing automation of the workplace as evidenced by the widespread use of personal computers ("PCs"), printers and computer network systems, (ii) the decline in unit prices of computer hardware and peripherals, making them more affordable to small and medium sized businesses and individuals, and (iii) the growth in business presentation and graphics software, which results in the use of projection presentation hardware, and in more frequent and repeated use of printers, which typically require a greater amount of consumable products.

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

     Industry sources estimate that the market for projection presentation products was approximately $1.04 billion in 1997 and is expected to grow at a rate of approximately 30% per year. While advances in technology continue to exert downward pricing pressure on the manufacturers who compete in this market, the projection presentation products are priced at retail in the range of $2,000 to $8,000 and currently provide for gross margins higher than other products sold by the Company.

     The Company believes that the role of distributors in the computer and office automation supply and projection presentation industries has increased in importance in recent years as an increasing number of end-users find that their need for computer supplies and projection presentation products have increased dramatically and the number of products to choose from and the issues of compatibility of products have proliferated. The Company is able to serve such users by maintaining a knowledgeable and skilled direct and telephone marketing sales force and by maintaining the capability of filling most orders on the same or next business day with delivery on the next business day.

THE COMPANY'S MARKET

     The Company believes that its primary market consists of small and medium size businesses and, to a lesser extent, large businesses, governments and institutions. The small business segment consists of businesses having 20 or fewer white-collar employees which has traditionally been served by small independent retailers located in close proximity to these customers and who generally sell at the manufacturer's suggested list prices. More recently, this segment has been targeted by the retail office products superstores and direct mail order companies, seeking to increase market share by offering lower prices and a wider product selection. The medium size business segment of this market consists of a broad range of business and other office automation and projection presentation product users and have 20 to 100 white-collar employees. This segment has been historically serviced by traditional contract stationers and full-service office products distributors, and to a lesser extent by small local retailers and direct mail order companies. The Company believes that such companies do not provide all of the services that these small and medium size businesses need or desire, such as customized account histories which can tell customers about their order histories, customized billing and customized packing and shipping to achieve the most economical and efficient mode of transport, technical expertise and processing prioritization for the Company's VICs, all of which are offered by the Company.

     The large business segment of the market consists of businesses, governments and institutions having more than 100 white-collar employees which have historically been served primarily by traditional contract stationers and full service office products distributors. These customers, many of which operate at multiple locations, seek competitively priced products, a high level of value-added service including next day delivery and account relationship management, credit terms and other information services. Although many of these organizations have a centralized purchasing function for office and computer supplies, the Company has found through experience, that such function does not always serve all departments of these organizations and that certain purchasing authority has become decentralized. As a result, the Company's sales force attempts to visit the central purchasing manager as well as the computer network manager, the PC coordinator, the facilities manager and the office manager at the subject organization, each of whom may have different computer supply needs and may have a budget to fulfill such needs.

     The Company operates in all business segments of the computer and office automation supply distribution industry, which the Company believes generated approximately $28.4 billion in total U.S. annual sales in 1997. Historically, the corporate computer supply and office automation distribution segment has been populated by numerous contract stationers and computer supply companies, most of which operate in only one metropolitan area and have annual sales of less than $15 million. However, as the computer and office automation supply distribution industry continues to rapidly consolidate, in large measure as a result of the consolidation of the office products industry, the Company believes that many small companies will be unable to effectively compete and will stagnate, be acquired by larger companies or will be closed. Based upon annual revenues, the Company believes that it is the largest independent computer and office automation supply company in the United States.

     Unlike the computer hardware or office equipment industry, the Company believes that the computer and office automation supply industry is not generally subject to the risk of rapid technological advances and subsequent product obsolescence. In general, the demand for computer supplies is not dependent on the level or type of computer hardware or office equipment sales in any particular year, but rather reflects the amount and type of equipment already in use ( the "installed base"). As a result, the consumable needs for any particular computer or office equipment will often continue for an extended period of time, even after the manufacture of such computer or office equipment is discontinued. Nevertheless, the Company attempts to insulate itself from the risk of technological obsolescence faced by manufacturers by (i) distributing a wide range of brand-name products so that the Company is not dependent upon the success of any particular computer or office equipment manufacturer, (ii) carrying primarily consumable supplies for computer or office equipment which the Company believes has a substantial installed base, and (iii) entering into agreements with major suppliers under which the Company can return slow-moving inventory.

PRODUCTS

     The Company distributes an aggregate of over 23,500 different computer and office automation supplies and related products and regularly updates its product line to reflect advances in technology and to avoid product obsolescence. The Company's major product categories can generally be classified as follows:

          NON-IMPACT PRINTER SUPPLIES. Non-impact printer supplies include toner cartridges, ink jet cartridges, optical photo conductor kits, copier supplies and fax supplies. Non-impact printers, such as laser printers, copiers and fax machines, are rapidly growing in popularity and have a wide range of applications. Sales of non-impact printer supplies accounted for approximately 55.8% and 45.5% of the Company's total sales in 1997 and 1996, respectively. The Company also sells specialized all-in-one toner cartridges for laser printers produced by manufacturers such as Hewlett-Packard and Lexmark.

          IMPACT PRINTER SUPPLIES. Impact printer supplies include printwheels, ribbons, elements, fonts and other consumable supplies used in impact printers ranging from electronic typewriters to high speed dot matrix printers. While new technology is moving toward non-impact printing, the Company believes that a substantial installed based of impact printers, such as dot matrix printers, are still in use and require a continuing amount of consumable computer supplies. Sales of impact printer supplies accounted for approximately 6.6% and 10.0% of the Company's total net sales in 1997 and 1996, respectively.

          MAGNETIC MEDIA PRODUCTS. Magnetic media products include computer tapes, data cartridges, diskettes, optical disks, recordable compact disks and other products which store or record computer information and are used in a variety of computers ranging from notebook and personal computers to large mainframe computer systems. Sales of magnetic media products accounted for approximately 11.0% and 16.4% of the Company's total net sales in 1997 and 1996, respectively.

          PROJECTION PRESENTATION PRODUCTS. Projection presentation products sold by the Company include overhead projectors, LCD projection panels, LCD portable projectors, laser pointers, projection screens and other projection presentation accessories. Sales of projection presentation products accounted for approximately 8.0% and 7.8% of the Company's total net sales in 1997 and 1996, respectively.

          ACCESSORIES AND OTHER PRODUCTS INCLUDING HARDWARE AND SOFTWARE. Accessories sold by the Company include cleaning supplies, disk storage boxes, data cartridge storage, point of sale and bar code supplies, racks, surge protection devices, workstation accessories and anti-glare screens. The Company also sells a limited number of other products such as paper, transparencies, banking supplies and selected business machines. Sales of accessories and other products accounted for approximately 18.6% and 20.3% of the Company's total net sales in 1997 and 1996, respectively.

SUPPLIERS

     The Company's computer supply and office automation products are manufactured by approximately 500 original equipment manufacturers, including Hewlett-Packard, Lexmark, Imation, Proxima, Epson, and Canon. Approximately 51.9% and

50.6% of the Company's total net sales were derived from products supplied by the Company's ten largest original equipment manufacturers in 1997 and 1996, respectively. The sales of products supplied by Hewlett-Packard, Canon and Lexmark accounted for approximately 14.6%, 12.4% and 7.8% respectively, of total net sales for 1997. The Company's projection presentation products are manufactured by five original equipment manufacturers, including Proxima, Epson and LightWare. The Company is obligated to purchase products from Hewlett-Packard, Lexmark and Imation based on its distribution agreements with such suppliers in the annual amounts of $5.0 million, $250,000 and $50,000, respectively.

     Although the Company purchases most of its products directly from authorized U.S. manufacturers, the Company also purchases products from foreign and domestic sources. Depending upon product pricing and availability, the Company also purchases products from secondary sources, such as wholesalers and selected dealers, other than from the direct manufacturer. Approximately 41.6% and 40.2% of the Company's total net sales were derived from the sale of products purchased from sources other than the direct manufacturers for 1997 and 1996, respectively. The Company utilizes its ability to purchase imported and secondary source products in order to increase its operating income and provide its customers with competitive prices. In order to ensure that such imported and secondary source products are not produced by unauthorized manufacturers, the Company has established various steps and procedures which it believes enable it to identify unauthorized products and the Company does not purchase from any such sources. There can be no assurance, however, that the Company will be completely successful in such efforts or that such imported and secondary source products will continue to be available.

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

SALES AND MARKETING

     The Company sells its products to approximately 25,000 middle-market and smaller companies and to governmental, educational, wholesale and retail customers, including federal, state and local governmental agencies, universities and hospitals and, to a lesser extent, to computer supply dealers. The Company's typical customer is a small to medium sized corporate end-user who relies on distributors, such as the Company, that provide high levels of value-added service. No single customer accounted for more than 6.4% of the Company's sales in 1997. The Company's international sales accounted for approximately 3.0% of the Company's total net sales for the year ended 1997.

     The Company's sales force, as of December 31, 1997, consisted of 148 full-time sales representatives that work out of the Company's headquarters in Dayton, Ohio and from its 62 other sales offices, located in Akron/Canton, Cincinnati, Cleveland, Columbus, Toledo, Zanesville and Youngstown, in Ohio, its four sales offices in Pennsylvania, located in Erie/Meadville, Davidsville, Pittsburgh and Philadelphia, its two offices in New York, located in Buffalo and Rochester and its offices in Indianapolis, Indiana, Louisville, Kentucky, Ann Arbor and Detroit, in Michigan, Medesto and Fremont in California, Fountain Inn, Columbia, Greenville and Charleston in South Carolina and Gastonia, Raleigh and Charlotte in North Carolina, Haddonfield, New Jersey, Portland, Oregon, Seattle, and Spokane in Washington, Rolling Meadows, Illinois, Salt Lake City, Utah, Idaho Falls, Idaho, Corvallis, Montana, Jacksonville and Apopka, in Florida, Olathe, Kansas, Gulfport, Mississippi, Nashville, Tennessee, Goftstown, New Hampshire, Houston, San Antonio, Gainesville and Baytown in Texas in the United States, and in Leeds, England. The Company relies on its direct sales force to initiate sales contacts, follow up on leads provided by manufacturers and to engage in face-to-face contact with its customers to solicit orders and provide service.

     The Company's direct sales force markets the Company's products and services utilizing the Company's full-color catalogs and the sales representative's ability to quote a price to the customer within a range which maintains the Company's margins but gives the sales representative the flexibility to price products competitively. The sales force works with the Company's customers to simplify and reduce the cost of the product procurement process by providing customized facsimile order forms, EDI processing and customized billing and shipping, and product technical expertise. Outbound telemarketing sales are primarily directed to federal government and other corporate customers which have the authority to make their own purchases or are purchasing specific products under master contracts with specific manufacturers and which, in part, represent sales in markets in which the Company does not have an office. The Company ships products to every state in the United States.

     The Company believes that its ability to maintain and grow its customer and revenue base will depend, in part, on its ability to maintain a high level of customer satisfaction, as well as competitive prices. The Company believes that its customers typically purchase computer supply and office automation products based on an established long-term business relationship with their primary suppliers. The Company establishes and maintains its relationships with customers by assigning a sales and an in-house customer service representative to most customers. Sales representatives are compensated almost exclusively on a commission basis based on the gross margin of the sales consummated (which may be augmented by sales bonus programs offered by certain of the Company's suppliers in connection with a specific product sales campaign) and receive Company benefits such as incentive recognition trips if quotas are met. Sales representatives have frequent contact with their customers and share responsibility for increasing account penetration and providing customer service. Sales representatives also are responsible for marketing efforts directed to prospective customers and for responding to all bid and/or contract requests for their existing and prospective customers. The Company believes that its personalized marketing strategy offers it a competitive advantage in responding to the needs of each customer.

     The Company also has an in-house marketing department which assists its sales representatives by generating leads and sales from existing accounts resulting from direct mail advertisements and questionnaires and from direct telephone solicitations.

     In order to ensure that the sales force is performing to its potential, the Company and each individual salesperson annually reviews and sets sales goals. The Company regularly monitors the performance of its sales staff by reviewing sales and margin profitability. The Company pre-screens qualified applicants, emphasizes continuing training and sets realistic sales goals.

DISTRIBUTION

     The Company operates one centralized distribution center in Dayton, Ohio and thirteen smaller regional distribution centers in Rochester, New York, Louisville, Kentucky, Chicago, Illinois, Salt Lake City, Utah, Ann Arbor, Michigan, Spokane, Washington, Atlanta, Georgia, Portland, Oregon, Houston, Texas, Berkeley, California, Fremont, California, Manchester, New Hampshire and Leeds, England. Each of the Company's other 49 sales offices also maintain a limited inventory of frequently ordered products in order to facilitate same day delivery.

     When the Company ships packages with United Parcel Service ("UPS") or Roadway Package Service ("RPS"), it will label the package with the UPS or RPS bar code for tracking purposes. The Company is then able to track a customer's package from the time it is put on the courier's vehicle until delivery. The Company's arrangements with UPS and RPS enable the Company to offer to its customers a discounted shipping rate and next business day delivery to most U.S. geographic areas. The Company charges its customers delivery rates based upon the customer's purchase and competition on a local and national level and on rates offered to the Company by UPS or RPS or, if that rate is unavailable, the local ground delivery rates for this service. However, in certain markets where the costs of delivery is highly competitive or free to the customer, the Company will match its delivery charges with those of its direct competitors. The Company ships virtually all orders for products in stock on the same day.

MANAGEMENT INFORMATION SYSTEM

     Since 1992, the Company has invested approximately $1.1 million in hardware, software and programming upgrades to its MIS, which is run from an IBM AS/400 computer located at its Dayton, Ohio headquarters, and has automated a large number of key business functions using on-line, real time systems. These on-line systems provide management with information concerning sales, inventory levels, customer payments and other operations which are essential for the Company to operate as a low cost, high efficiency distributor. Each of the Company's offices have either a direct, full-time dedicated link to the Company's in-house computer system, or may obtain such access through the internet. The Company maintains five full-time computer programmers who work on a continual basis to upgrade the Company's software capability. The "down time" for the Company's computer system has been negligible to date.

EMPLOYEES

     As of December 31, 1997, the Company had 306 full-time employees and 11 part-time employees, of which 129 were in executive and administrative positions, including accounting, purchasing, credit and management information systems, 148 were in sales, three in marketing and 37 were in warehousing and related functions. None of the Company's employees are represented by a labor union, and the Company has never suffered an interruption of business as a result of a labor dispute. The Company considers its relations with its employees to be excellent.

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

SUBSIDIARIES

     The Company has nine wholly owned subsidiaries, Diversified Data Products, Inc. ("DDP") headquartered in Ann Arbor, Michigan, which has two subsidiaries, Diversified Data Products (U.K) Limited ("DDP-UK") headquartered in Leeds, England and Compass Export Marketing (Overseas) Limited ("CEM") (which is inactive); Force 4 D.P. Supplies, Inc. ("Force 4") headquartered in Portland, Oregon with offices in Rolling Meadows, Illinois, Seattle, Washington, and Salt Lake City Utah; NTI Data Products, Inc. ("NTI") headquartered in Manchester, New Hampshire; TBS Printware, Inc. ("TBS") headquartered in Fremont, California with one office in Haddonfield, New Jersey; Britco, Inc. ("Britco") with two offices in Houston, Texas, one of which is Britco's headquarters and two other offices in San Antonio and Baytown in Texas. Additionally, the Company acquired Minnesota Western/Creative Office Products, Inc. ("MW") subsequent to December 31, 1997, which is headquartered in Berkeley, California with offices in Walnut Creek, Santa Clara, San Mateo, Sacramento, Santa Rosa, Tustin, Pasadena, Los Angeles, Fresno, Oxnard, Rancho Cucamonga, Canoga Park, San Diego in California, Seattle, Washington and Portland, Oregon, and Software Showcase, Inc. ("SS") headquartered in Norcross, Georgia.

ITEM 2.   PROPERTIES

     The Company's principal executive offices are currently located in Dayton, Ohio. The Company leases all of its office and warehouse space for use in the ordinary course of business. The leases expire at various times through 2006 and some of the Company's leases contain options to renew. The Company expects that it will be able to renew leases expiring in 1998 at rents which are substantially similar to current rent payments on a square footage basis.

     The Company's material sales and warehouse locations are described in the table below:


                                                                                                               Lease
                       Location                                                              Square Feet  Expiration Date
                       --------                                                              -----------  ---------------
Ann Arbor, Michigan* . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          5,500       1998
Akron, Ohio. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            500       2000
Atlanta, Georgia*. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          7,789       2000
Baytown, Texas . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,000       1998
Buffalo, New York. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            500       1999
Cincinnati, Ohio . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,400       1999
Chicago, Illinois* . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,114       2000
Cleveland, Ohio. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            120       1998
Cleveland, Ohio  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             95       1998
Columbus, Ohio . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,478       1999
Dayton, Ohio*  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         30,000       2006
Detroit, Michigan  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,075       2000
Fremont, California* . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,850       2001
Manchester, New Hampshire* . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,800       1998
Haddonfield, New Jersey  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            700       2002
Houston, Texas*  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          9,140       1998
Houston, Texas . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,260       1998
Idaho Falls, Idaho . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,400    monthly
Indianapolis, Indiana  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            800       2000
Leeds, England*  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            500    monthly
Louisville, Kentucky*  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          7,500       2004
Nashville, Tennessee . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            166       1998
Pittsburgh, Pennsylvania . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,725       1999
Portland, Oregon*  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          6,000       1998
Rochester, New York* . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         12,032       2000
Salt Lake City, Utah*  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,500       1999
San Antonio, Texas . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,250       1999
Seattle, Washington  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,100       2000
Spokane, Washington* . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         15,000       1999
Spokane, Washington* . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          5,070       2000
Toledo, Ohio . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            256       1998


* All locations listed above are sales offices except those designated with an asterisk, which locations include Company warehouses.

     Properties acquired subsequent to December 31, 1997 are not included in the table.

ITEM 3.   LEGAL PROCEEDINGS

     The Company has recently hired and intends to continue to hire, certain sales professionals who have worked for other computer and office supply and projection presentation product companies immediately prior to their hiring by the Company. In this regard, the Company and two such sales employees, have been named as defendants in a lawsuit filed by one such former employer. A final settlement in principle has been reached between the parties, subject to the court's consent for dismissal with prejudice. Management of the Company believes, however, that the resolution of the lawsuit will not have a material adverse impact on the financial condition of the Company. The Company is also involved, from time to time, in certain litigation resulting from other activities arising from its operations. In the opinion of management, none of the matters now pending are likely to have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

                                       PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

COMMON STOCK DATA:

     The Company's Common Stock is listed and trades on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol "MCSC." The following table sets forth for the periods indicated the high and low closing sale price for the Common Stock as reported by the Nasdaq National Market.

                                                   1997                          1996
                                                   ----                          ----
          Quarter                          High            Low           High           Low
          -------                          ----            ---           ----           ---
          First. . . . . . . . . . . .    $ 13 3/4       $  9 1/2       $     --       $     --
          Second . . . . . . . . . . .    $ 12 1/2       $  9           $     --       $     --
          Third. . . . . . . . . . . .    $ 15           $ 11 3/4       $     --       $     --
          Fourth . . . . . . . . . . .    $ 15           $ 12 3/4       $ 10 1/4       $  8 3/4
          Year . . . . . . . . . . . .    $ 15           $  9           $ 10 1/4       $  8 3/4

     As of March 16, 1998, there were approximately 987 shareholders, of which 102 were holders of record of the Company's Common Stock.

     The declaration of cash dividends is at the discretion of the Board of Directors of the Company, and is limited by the Company's borrowing arrangements. No cash dividends on the Common Stock have been declared or paid by the Company to date. The Company does not anticipate paying cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                 Year Ended December 31,
                                         ----------------------------------------------------------------------
Statement of Operations                               (Dollars in thousands, except per share data)
      Data:                                  1997(3)        1996(1)        1995           1994           1993
                                          ----------    ----------     ----------     ----------     ----------
      Net sales . . . . . . . . . . . .   $  107,487    $   63,428     $   43,321     $   35,690     $   29,045
      Cost of sales . . . . . . . . . .       88,190        52,061         34,642         28,250         23,308
                                          ----------    ----------     ----------     ----------     ----------

      Gross profit. . . . . . . . . . .       19,297        11,367          8,679          7,440          5,737
      Selling, general and
       administrative expenses. . . . .       15,441         8,891          7,125          6,219          5,221
      Non-cash compensation
       expense. . . . . . . . . . . . .           --           280             --             --             --
                                          ----------    ----------     ----------     ----------     ----------

      Operating  income . . . . . . . .        3,856         2,196          1,554          1,221            516
      Interest  expense . . . . . . . .          181           312            274            204            141
      Other (expense) income. . . . . .           44           (11)            22             11             12
                                          ----------    ----------     ----------     ----------     ----------

      Income before income
       taxes. . . . . . . . . . . . . .        3,719         1,873          1,302          1,028            387
      Provision for income taxes  . . .        1,507           756            509            418            165
                                          ----------    ----------     ----------     ----------     ----------

      Net income. . . . . . . . . . . .  $     2,212    $    1,117     $      793     $      610     $      222
                                          ----------    ----------     ----------     ----------     ----------
                                          ----------    ----------     ----------     ----------     ----------

      Earnings per share of common
       stock (basic and diluted) (4). .  $      0.58    $     0.44     $     0.33     $     0.26     $     0.09
                                          ----------    ----------     ----------     ----------     ----------
                                          ----------    ----------     ----------     ----------     ----------

      Weighted average number of
       common shares
       outstanding. . . . . . . . . . .    3,781,222     2,532,399      2,388,000      2,320,000      2,356,000
                                          ----------    ----------     ----------     ----------     ----------
                                          ----------    ----------     ----------     ----------     ----------
      Weighted average number of
       common shares
       outstanding - diluted  . . . . .    3,814,960     2,542,759      2,388,000      2,320,000      2,356,000
                                          ----------    ----------     ----------     ----------     ----------
                                          ----------    ----------     ----------     ----------     ----------





                                                                 Year Ended December 31,
                                         ----------------------------------------------------------------------
                                                                 (Dollars in thousands)
Balance Sheet Data (at end of period):      1997(3)        1996(2)         1995          1994           1993
                                         ----------     ----------     ----------     ----------     ----------
     Working capital . . . . . . . . .   $   8,188      $  10,211      $   1,510      $    944       $    621
     Total assets. . . . . . . . . . .      49,921         17,775          9,544         8,782          6,033
     Long-term debt. . . . . . . . . .         113             65             --             6             72
     Total debt. . . . . . . . . . . .       8,208            100          3,537         3,005          2,831
     Stockholders' equity. . . . . . .      25,031         12,073          2,632         1,839          1,174


(1) Includes the results of operations of DDP subsequent to its acquisition on May 30, 1996. See Note 3 to the Consolidated Financial Statements.

(2) Includes the acquisition of DDP on May 30, 1996 and the Company's initial public offering on November 12, 1996. See Notes 3 and 10 to the Consolidated Financial Statements.

(3) Includes the results of operations of Imperial Data Supply Corporation, Inc. ("IDS") subsequent to its acquisition on April 30, 1997, Data Associates Inc. ("DA") subsequent to its acquisition on July 1, 1997, Force 4 subsequent to its acquisition on July 15, 1997, NTI subsequent to its acquisition on October 7, 1997, and Britco, subsequent to its acquisition on December 5, 1997. TBS is not included in the statement of operations data, but is included in the balance sheet data due to its acquisition occurring on December 31, 1997. See Note 3 to the Consolidated Financial Statements.

(4) Earnings per share of common stock data is restated in accordance with Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH "SELECTED FINANCIAL DATA" AND THE CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO OF THE COMPANY INCLUDED ELSEWHERE HEREIN. THE FOLLOWING INFORMATION CONTAINS FORWARD-LOOKING STATEMENTS WHICH INVOLVE CERTAIN RISKS AND UNCERTAINTIES. ACTUAL RESULTS AND EVENTS MAY DIFFER SIGNIFICANTLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. SEE EXHIBIT 99, ATTACHED HERETO.

OVERVIEW

     The Company's past sales growth has been due, in part, to the acquisition of nine computer and office automation supply companies during the seven year period 1991 through 1997. The Company intends to significantly increase the scope of its operations through additional acquisitions in the future. The Company continues to evaluate potential acquisitions and to identify and have preliminary discussions with potential acquisition candidates, although there are, as of the date of this Form 10-K, no definitive acquisition agreements between the Company and any other party relating thereto. There can be no assurance that any future acquisition can or will be consummated on terms favorable to the Company, or at all.

     The Company completed six acquisitions of computer supply and office automation distributors in 1997.

RESULTS OF OPERATIONS

     As an aid to understanding the Company's operations on a comparative basis, the following table has been prepared to set forth certain statement of operations data for 1997, 1996 and 1995.

                                                YEAR ENDED DECEMBER 31,
                                             -----------------------------
                                              1997      1996      1995
                                              ----      ----      ----
                                             Percent   Percent   Percent
                                             -------   -------   -------
Net sales . . . . . . . . . . . . . . .      100.0%    100.0%    100.0%
Cost of sales . . . . . . . . . . . . .       82.0      82.1      80.0
                                             -------   -------   -------

Gross profit. . . . . . . . . . . . . .       18.0      17.9      20.0
Selling, general and administrative           14.4      14.0      16.4
expenses. . . . . . . . . . . . . . . .
Non-cash compensation expense . . . . .        --        0.4       --
                                             -------   -------   -------

Operating income . . . . . . . . . . . .       3.6       3.5       3.6
Interest expense . . . . . . . . . . . .       0.2       0.5       0.6
Other (expense)/income . . . . . . . . .        --        --        --
                                             -------   -------   -------

Income before income taxes . . . . . . .       3.4       3.0       3.0
Provision for income taxes . . . . . . .       1.4       1.2       1.2
                                             -------   -------   -------

Net income . . . . . . . . . . . . . . .       2.0%      1.8%      1.8%
                                             -------   -------   -------
                                             -------   -------   -------


YEARS ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     NET SALES. Net sales for the year ended December 31, 1997 increased by $44.1 million or 69.5% to $107.5 million from $63.4 million for the year ended December 31, 1996. Of this net sales increase, 44.0% was attributable to the Company's acquisitions in 1997, 35.3% was attributable to the Company's acquisition of DDP in 1996 and the remaining 20.7% increase was primarily a result of increased sales penetration, product offerings to existing customers and expanding the sales force.

     GROSS PROFIT. Gross profit for the year ended December 31, 1997 increased by $7.9 million or 69.8%, to $19.3 million from $11.4 million for the year ended December 31, 1996. Gross profit as a percentage of net sales for the year ended December 31, 1997 was 18.0% compared to 17.9% for the year ended December 31, 1996. Margins improved in 1997 as a result of the Company's acquisition program. Even though DDP has lower margins than the other businesses of the Company, the improvements in margin was offset by a full year of DDP's operations.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the year ended December 31, 1997 increased by $6.5 million, or 73.7% to $15.4 million from $8.9 million for the year ended December 31, 1996. Approximately 54.3% of this increase was due to the acquisitions in 1997, 13.0% of this increase was due to the acquisition of DDP in May 1996 and approximately 32.7% of this increase was due to increased salary, bonus, commission and rent expenses. As a percentage of net sales, selling, general and administrative expenses were14.4% for the year ended December 31, 1997 compared to 14.0% for the year ended December 31, 1996. The .4% increase was due primarily to increased selling, general and administrative expenses resulting from the acquired entities.

     OPERATING INCOME. Operating income for the year ended December 31, 1997 was $3.9 million as compared to $2.2 million for the year ended December 31, 1996, an increase of $1.7 million or 75.6%. This increase was primarily due to increased sales volume and the acquisitions that the Company completed in 1997.

     INTEREST EXPENSE. Interest expense for the year ended December 31, 1997 decreased $131,954 to $180,373 from $312,327 for the year ended December 31, 1996, due primarily to the decreased level of average indebtedness in 1997, made possible from the Company's sale of stock through the initial public offering in November 1996. See "Credit Facility."

     PROVISION FOR INCOME TAXES Provision for income taxes for the year ended December 31, 1997 increased by $751,327 to $1,507,020 from $755,693 for the year ended December 31, 1996. The Company's effective tax rate was 40.5% compared to 40.3% for the year ended December 31, 1996.

YEARS ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

     NET SALES. Net sales for the year ended December 31, 1996 increased by $20.1 million or 46.4% to $63.4 million from $43.3 million for the year ended December 31, 1995. Of this net sales increase, 64.6% was attributable to the Company's acquisition of DDP in May 1996, while 5.2% of the increase was primarily a result of increased sales of presentation products. The remaining increase was primarily a result of increased sales penetration and product offerings to existing customers. DDP's sales for the three months ended December 31, 1996 were higher than normal due to several one time sales transactions totaling $1.7 million.

     GROSS PROFIT. Gross profit for the year ended December 31, 1996 increased by $2.7 million or 31.0%, to $11.4 million from $8.7 million for the year ended December 31, 1995. Gross profit as a percentage of net sales for the year ended December 31, 1996 was 17.9% compared to 20.0% for the year ended December 31, 1995. The decrease in the gross profit percentage was due primarily to the acquisition of DDP which has lower operating gross margins, primarily due to DDP's sales to other computer supply dealers and export business.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the year ended December 31, 1996 increased by $1.8 million, or 24.8% to $8.9 million from $7.1 million for the year ended December 31, 1995. Approximately 38.5% of this increase was due to increased salary, bonus and profit sharing expenses, approximately 20.9% was due to increased commissions expense resulting from the Company's increased sales volume. As a percentage of net sales, selling, general and administrative expenses were 14.0% for the year ended December 31, 1996 compared to 16.4% for the year ended December 31, 1995. The decrease as a percentage of sales relates to spreading the fixed portion of these costs over a larger sales base.

     NON-CASH COMPENSATION EXPENSE. Non-cash compensation expense for the year ended December 31, 1996 was $0.3 million. This compensation expense related to stock awards granted to the three selling stockholders of DDP (see Note 10).

     OPERATING INCOME. Operating income for the year ended December 31, 1996 was $2.2 million as compared to $1.6 million for the year ended December 31, 1995, an increase of $0.6 million or 41.3%. This increase was primarily due to increased sales volume, the acquisition of DDP and improved operating efficiencies.

     INTEREST EXPENSE. Interest expense for the year ended December 31, 1996 increased $38,250 to $312,327 from $274,077 for the year ended December 31, 1995. This increase was due primarily to the higher level of indebtedness during 1996. See "Credit Facility."

     PROVISION FOR INCOME TAXES. Provision for income taxes for the year ended December 31, 1996 increased by $0.2 million to $0.8 million from $0.5 million for the year ended December 31, 1995. The Company's effective tax rate was 40.3% compared to 39.1% for the year ended December 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash flows used in operating activities were $0.3 million and $1.3 million for the years ended December 31, 1997 and 1996, respectively. For the year ended December 31, 1995, net cash flows used by operating activities were $0.1 million. Cash flows used in operations in 1997 and 1996 relate to the Company's expansion and the resultant increases in receivables and inventories. Working capital amounted to $8.2 million at December 31, 1997 compared to $10.2 million at December 31, 1996; the Company's practice of using its short term line of credit for acquisitions is the primary reason for this decline.

     Capital expenditures for the year ended December 31, 1997 of $0.6 million were used primarily to upgrade and enhance computer systems.

     For fiscal year 1998, the Company expects capital expenditures of approximately $1.0 million to be used for upgrading and enhancing the Company's MIS. Actual capital expenditures for fiscal 1998 may be greater than budgeted amounts depending on the level of acquisition activity and other factors.

     The Company believes that its cash on hand, borrowing capacity under the Credit Facility and capital resources will be sufficient to fund its ongoing operations and budgeted capital expenditures for 1998, although actual capital needs may change, particularly in connection with acquisitions which the Company may make in the future. The Company's long-term requirements including capital expenditures and acquisitions, are expected to be financed by a combination of internally generated funds, additional borrowings and other sources of external financing (including possible public or private debt or equity offerings) as needed.

CREDIT FACILITY

     During 1997, the Company's outstanding indebtedness consisted primarily of borrowings under the secured Credit Facility provided by National City Bank of Dayton (the "Bank"). The amount of the Credit Facility that existed in 1997 available to the Company could not exceed the lesser of $15.0 million or an amount equal to the sum of: (i) 85.0% of the net book value of all eligible receivables less than 90 days old, except that all receivables from any particular customer would be ineligible if more than 15.0% of the total due from such customers are aged (90 days or more) plus (ii) an amount equal to the lesser of either 50.0% of the then value of all inventory, not to exceed 45.0% of the aggregate unpaid principal balance less the amount secured by inventory acquired by the Company from Hewlett-Packard and not yet paid for, or if advances were made against foreign accounts receivables, not to exceed $2.0 million (the "Borrowing Base").

     The Borrowing Base could be changed by the Bank, in its sole discretion, from time to time. Borrowings under the Credit Facility bore interest, at the Company's option, (i) on amounts in excess of $500,000, at the applicable London Interbank Offered Rate ("LIBOR") per annum determined by the Bank plus 2.0%, adjustable at the end of each contract period (one, two, three, four or six months), as defined in the Credit Facility, or (ii) at the Bank's applicable prime rate (as defined in the Credit Facility). Interest on the Credit Facility was payable in arrears on the last day of each month and at maturity, except that interest on loans bearing interest utilizing the LIBOR option was payable on the last day of the contract period and at maturity, unless the contract period was longer than 90 days in which case interest was payable every three months.

     The Company's ability to utilize the LIBOR option was subject to certain conditions set forth in the Credit Facility, including the condition that the LIBOR option must have adequately compensated the Bank for making such loan. If the interest option selected by the Company was deemed ineffective by the Bank, the Company would be required to pay the Bank interest at the prime rate until an effective LIBOR election was made. Amounts under the Credit Facility were available for borrowings and stand-by letters of credit to finance the Company's working capital requirements and acquisitions. Under the terms of the Credit Facility, the Company paid the Bank a quarterly commitment fee of 0.25% of the daily difference between $15.0 million and the aggregate unpaid principal outstanding balance under the Credit Facility.

     The principal amount of the Credit Facility could be prepaid without premium or penalty unless the amount prepaid was subject to the LIBOR option, in which event the Company would be obligated to pay the Bank accrued interest, if any, and a premium based on the principal amount paid and computed for the period from the date of the last day of the contract period for the amount subject to the LIBOR option at a rate equal to the excess, if any, of the LIBOR rate over the bond equivalent yield for U.S. Treasury debt securities for a term similar to the contract period. Moreover, if, in the Bank's opinion, any event had occurred which increased the cost of funding or maintaining the LIBOR option or reduced the amount of any payment to be made to the Bank in respect thereof, the Company would be obligated to pay the Bank an amount equal to such cost increase or reduced payment, as the case may be, and the Company must also pay to the Bank any amount which reduced the Bank's rate of return and required the Bank to increase its capital.

     The indebtedness under the Credit Facility was secured by substantially all of the assets of the Company, including accounts receivable, equipment and inventory. In addition, the Credit Facility required that the Company maintain a tangible net worth of $3.2 million and thereafter increasing by an amount equal to 50.0% of the Company's net income annually thereafter, maintain a debt to tangible net worth ratio of 450.0% and annual pre-tax interest coverage (net income plus interest expense plus income tax) of 150.0% or more of the Company's annual interest expense. The Company was, at December 31, 1997, in compliance with these financial covenants.

     Events of default under the Credit Facility include, among other things, the failure to pay interest and/or principal when due, the failure of the representations or warranties of the Company to be true and correct, the failure or repudiation of the performance of the Credit Facility by the Company, any default of the Company and other indebtedness where such creditor had the right to accelerate the maturity of such indebtedness, the entry of any judgment against the Company, the failure of the Company to provide information to the Bank, the use of the proceeds of the Credit Facility for any purpose not in the ordinary course of the Company's business or the occurrence of any event which, in the Bank's judgment, was likely to have a material adverse effect on the financial condition, properties or business operations of the Company, or if the Bank believed that the prospect of payment or the performance of any obligation evidenced by the Credit Facility was impaired. The occurrence of an event of default would have given the Bank the right to immediately terminate the Credit Facility and declare any indebtedness outstanding thereunder immediately due and payable.

     The Credit Facility further stated that it would be an event of default if the Company, without first providing to the Bank prior written notice: (i) used advances under the Credit Facility to acquire less than a majority interest in any company or venture; (ii) became a party to any merger or consolidation, purchased all of the assets or business of any corporation or business enterprise, created or acquired any subsidiary or made any investment in any stock or other equity securities of any kind; or (iii) became a party to any joint venture or partnership, sold or transferred any equity interest in any subsidiary, or issued any equity interest.

Moreover, the Company could not, except in connection with certain acquisition transactions, without the Bank's prior consent, make loans or advances to others or borrowings under the Credit Facility, or become a guarantor of any kind.

     The Company entered into a new Credit Facility with the Bank and two other banks on January 9, 1998, which consists of a $35.0 million revolving line of credit and a $15.0 million term loan arrangement. The Credit Facility contains restrictive covenants which may have an adverse effect on the Company's operations in the future. These covenants include, among other restrictions: (i) the maintenance of certain financial ratios; (ii) restrictions on (a) the purchase or sale of assets, (b) any merger, sale or consolidation activity, (c) loans, investments and guaranties made by the Company, (d) lease and sale and leaseback transactions, and (e) capital expenditures; and (iii) certain limitations on the incurrence of other indebtedness. These provisions may constrain the Company's acquisition strategy, or may delay, deter, or prevent a takeover attempt that a shareholder might consider in its best interests and may have an adverse effect on the market price of the Company's Common Stock. In addition, the Credit Facility prohibits the payment of dividends and certain repurchases of the Common Stock.

INFLATION

     Certain of the Company's product offerings, particularly paper products, have been and are expected to continue to be subject to significant price fluctuations due to inflationary and other market conditions. The Company is generally able to pass such increased costs on to its customers through price increases, although the Company may not be able to adjust its prices immediately. In general, the Company does not believe that inflation has had a material effect on its results of operations in recent years. Technological advances have caused its prices on certain products to decrease, which could have a negative impact on margins.

INVENTORY MANAGEMENT

     The Company manages its inventory by maintaining sufficient quantities of the most frequently ordered products to achieve high order fill rates while at the same time attempting to maximize inventory turns. The Company does not maintain any inventory of certain items, which items, when ordered from the Company are drop-shipped (i.e., shipped from the manufacturer's loading dock) directly to the Company's customers. While the Company sells more than 23,500 stock keeping units ("SKUs") or items of merchandise, approximately 550 SKUs account for approximately 70.0% of the Company revenues. Consequently, the Company is continually attempting to identify slow moving inventory by use of its computer software applications and deletes those SKUs whenever possible in order to maximize inventory turns. Inventory balances will fluctuate as the Company adds new product lines, when it makes large purchases from suppliers to take advantage of attractive terms and when certain inventory items are deleted. Inventory turns on an annual basis remained consistent at 12 times for the years ended December 31, 1996 and 1997.

YEAR 2000

The Company is aware of the issues associated with the programming code in existing computer systems as the millennium approaches. The "year 2000" problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

The Company is utilizing internal resources to identify and correct, or reprogram, the system for year 2000 compliance. The Company's AS/400 hardware and operating system are already compliant. The Company is in the process of selecting and installing new software in response to the Company's expansion and acquisition program which is year 2000 compliant. The installation is expected to be completed in 1998 and is expected to cost approximately $1.0 million.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (the "Statement") which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. The Statement also establishes standards for related disclosures about products and services, geographic area, and major customers. The Statement requires that enterprises report financial and descriptive information about its reportable operating segments for periods beginning after December 15, 1997. The Company is currently assessing the effects of SFAS No. 131 but does not expect the standard to have a significant impact on the Company's financial condition or results of operations.

FORWARD-LOOKING INFORMATION

     The matters discussed in this Form 10-K, other than historical information, and, in particular, information regarding future revenue, earnings and business plans, intentions and goals, consist of forward-looking information under the Private Securities Litigation Reform Act of 1995, and are subject to and involve risks and uncertainties which could cause actual results to differ materially from the forward-looking information. These risks and uncertainties include, but are not limited to, those factors set forth in Exhibit 99 hereto, as well as general economic conditions, general levels of market rates of interest, industry trends, changes in management, the loss of key suppliers or customers, the loss of shipping relationships, change in customer demand, product availability, competition (including pricing and availability), concentrations of credit risk, distribution efficiencies, capacity constraints, technological difficulties, exchange or interest rate fluctuation and the regulatory and trade environment (domestic and foreign).

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEX TO FINANCIAL STATEMENTS

                                                                   Page
Report of Independent Accountants  . . . . . . . . . . . . . . .    19

FINANCIAL STATEMENTS:

  Consolidated Statement of Operations for the years ended
    December 31, 1997, 1996 and 1995 . . . . . . . . . . . . . .    20

  Consolidated  Balance Sheet at December 31, 1997 and 1996. . .    21

  Consolidated Statement of Cash Flows for the years ended
    December 31, 1997, 1996 and 1995 . . . . . . . . . . . . . .    22

  Notes to the Consolidated Financial Statements . . . . . . . .   23-33

                          REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF MIAMI COMPUTER SUPPLY CORPORATION

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Miami Computer Supply Corporation and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP
Cincinnati, Ohio
February 23, 1998

                          MIAMI COMPUTER SUPPLY CORPORATION

                         CONSOLIDATED STATEMENT OF OPERATIONS



                                                                            YEAR ENDED DECEMBER 31,
                                                                            -----------------------
                                                                      1997            1996           1995
                                                                      ----            ----           ----
Net sales. . . . . . . . . . . . . . . . . . . . . . . . . .       $ 107,486,652  $  63,427,728  $  43,320,922

Cost of sales. . . . . . . . . . . . . . . . . . . . . . . .          88,190,214     52,061,042     34,641,904
                                                                   -------------  -------------  -------------

Gross profit . . . . . . . . . . . . . . . . . . . . . . . .          19,296,438     11,366,686      8,679,018

Selling, general and administrative
 expenses. . . . . . . . . . . . . . . . . . . . . . . . . .          15,440,937      8,891,122      7,124,661
Non-cash compensation expense. . . . . . . . . . . . . . . .                  --        279,726             --
                                                                   -------------  -------------  -------------

Operating income . . . . . . . . . . . . . . . . . . . . . .           3,855,501      2,195,838      1,554,357
Interest expense . . . . . . . . . . . . . . . . . . . . . .            (180,373)      (312,327)      (274,077)
Other  income (expense). . . . . . . . . . . . . . . . . . .              43,501        (10,587)        21,722
                                                                   -------------  -------------  -------------

Income before income taxes . . . . . . . . . . . . . . . . .           3,718,629      1,872,924      1,302,002
Provision for income taxes (Note 8). . . . . . . . . . . . .           1,507,020        755,693        509,129
                                                                   -------------  -------------  -------------

Net income . . . . . . . . . . . . . . . . . . . . . . . . .       $   2,211,609  $   1,117,231  $     792,873
                                                                   -------------  -------------  -------------
                                                                   -------------  -------------  -------------

Earnings per share of common stock
 (basic and diluted) . . . . . . . . . . . . . . . . . . . .       $        0.58  $        0.44  $        0.33
                                                                   -------------  -------------  -------------
                                                                   -------------  -------------  -------------

Weighted average number of common
 shares outstanding. . . . . . . . . . . . . . . . . . . . .           3,781,222      2,532,399      2,388,000
                                                                   -------------  -------------  -------------
                                                                   -------------  -------------  -------------

Diluted weighted average number of
 common shares outstanding . . . . . . . . . . . . . . . . .           3,814,960      2,542,759      2,388,000
                                                                   -------------  -------------  -------------
                                                                   -------------  -------------  -------------


The accompanying notes are an integral part of these consolidated financial statements.

                          MIAMI COMPUTER SUPPLY CORPORATION

                             CONSOLIDATED BALANCE SHEET

                                                                                 December 31,
                                                                                 ------------
                              ASSETS                                         1997             1996
                                                                             ----             ----

Current Assets:
     Cash and cash equivalents . . . . . . . . . . . . . . . . .       $   1,662,420   $     780,875
     Accounts receivable (Note 4). . . . . . . . . . . . . . . .          21,490,282       8,636,657
     Inventories . . . . . . . . . . . . . . . . . . . . . . . .           9,111,620       5,894,838
     Prepaid expenses. . . . . . . . . . . . . . . . . . . . . .             314,060         396,450
     Deferred income taxes  (Note 8) . . . . . . . . . . . . . .             275,206          35,496
                                                                       -------------   -------------
       Total current assets. . . . . . . . . . . . . . . . . . .          32,853,588      15,744,316
     Property and equipment - net of accumulated
      depreciation  (Note 6) . . . . . . . . . . . . . . . . . .           1,885,131       1,016,164
Other assets:
     Deposits. . . . . . . . . . . . . . . . . . . . . . . . . .              44,442          28,302
     Cash surrender value officers' life insurance . . . . . . .             729,303         571,986
     Intangible assets - net of accumulated
      amortization of $650,387 and $422,960 (Note 3). . . . . . .         14,408,481         414,440
                                                                       -------------   -------------
       Total assets. . . . . . . . . . . . . . . . . . . . . . .       $  49,920,945   $  17,775,208
                                                                       -------------   -------------
                                                                       -------------   -------------

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Line-of-credit  (Note 5). . . . . . . . . . . . . . . . . .       $   8,040,313   $         --
     Accounts payable - trade. . . . . . . . . . . . . . . . . .          11,338,272       4,308,785
     Accrued expenses, payroll and income taxes. . . . . . . . .           2,440,737       1,188,708
     Notes payable relating to business combinations (Note 3). .           2,791,000              --
     Current portion of long-term debt  (Note 5) . . . . . . . .              55,467          35,567
                                                                       -------------   -------------
       Total current liabilities . . . . . . . . . . . . . . . .          24,665,789       5,533,060
     Long-term debt (Note 5) . . . . . . . . . . . . . . . . . .             112,615          64,696
     Other long-term liabilities . . . . . . . . . . . . . . . .                  --          43,160
     Deferred income taxes  (Note 8) . . . . . . . . . . . . . .             111,644          61,249
                                                                       -------------   -------------

       Total liabilities . . . . . . . . . . . . . . . . . . . .          24,890,048       5,702,165
                                                                       -------------   -------------
Commitments and contingencies (Note 14). . . . . . . . . . . . .                  --              --
Stockholders' equity (Note 10):
     Preferred stock, no par value, 5,000,000 shares
      authorized, none outstanding
     Common stock, no par value;  30,000,000 shares
      authorized, 4,414,109 and 3,538,000 shares outstanding
      at December 31, 1997 and December 31,
       1996, respectively. . . . . . . . . . . . . . . . . . . .                  --              --
     Additional paid-in capital. . . . . . . . . . . . . . . . .          19,095,494       8,349,249
     Retained earnings . . . . . . . . . . . . . . . . . . . . .           5,950,403       3,738,794
                                                                       -------------   -------------
                                                                          25,045,897      12,088,043
     Less - Treasury stock, at cost (shares 1997-1,200;
        1996-1,200). . . . . . . . . . . . . . . . . . . . . . .              15,000          15,000
                                                                       -------------   -------------
       Total stockholders' equity. . . . . . . . . . . . . . . .          25,030,897      12,073,043
                                                                       -------------   -------------
           Total liabilities and stockholders' equity. . . . . .       $  49,920,945   $  17,775,208
                                                                       -------------   -------------
                                                                       -------------   -------------

The accompanying notes are an integral part of these consolidated financial statements.

                          MIAMI COMPUTER SUPPLY CORPORATION

                         CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                  Year Ended December 31,
                                                                                  -----------------------
                                                                            1997           1996           1995
                                                                            ----           ----           ----
Cash flows from operating activities:
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 2,211,609    $ 1,117,231     $  792,873
  Adjustments to reconcile net income to cash provided by (used in)
   operating activities:
   Depreciation and amortization . . . . . . . . . . . . . . . .         544,602        328,500        292,211
   Non-cash compensation . . . . . . . . . . . . . . . . . . . .              --        279,726             --
   Non-cash compensation to former Diversified Data Products,
    Inc. owners. . . . . . . . . . . . . . . . . . . . . . . . .              --         58,694             --
   Deferred income taxes . . . . . . . . . . . . . . . . . . . .         (21,815)        32,118         (6,876)
   Changes in assets and liabilities net of effects of
    business combinations
   Accounts receivable . . . . . . . . . . . . . . . . . . . . .      (4,350,759)    (2,637,195)      (146,935)
   Inventories . . . . . . . . . . . . . . . . . . . . . . . . .        (228,215)    (1,594,372)      (611,499)
   Prepaid expenses, other assets and deposits . . . . . . . . .         221,434       (272,889)        (2,147)
   Accounts payable - trade. . . . . . . . . . . . . . . . . . .       1,177,561      1,341,503       (371,359)
   Accrued expenses. . . . . . . . . . . . . . . . . . . . . . .         157,898         63,986        (63,425)
                                                                     -----------    -----------     -----------

    Cash used in operating activities. . . . . . . . . . . . . .        (287,685)    (1,282,698)      (117,157)
                                                                     -----------    -----------     -----------

Cash flows from investing activities:
  Capital expenditures . . . . . . . . . . . . . . . . . . . . .        (578,981)      (511,851)      (228,866)
  Investment in cash surrender value officers' life insurance  .        (157,317)      (152,207)      (160,899)
  Business combinations. . . . . . . . . . . . . . . . . . . . .      (4,284,658)            --             --
  Cash included in business combinations . . . . . . . . . . . .       1,008,349        109,467             --
                                                                     -----------    -----------     -----------

   Cash used in investing activities . . . . . . . . . . . . . .      (4,012,607)      (554,591)      (389,765)
                                                                     -----------    -----------     -----------

Cash flows from financing activities:
  Proceeds from initial public offering. . . . . . . . . . . . .              --      7,794,298             --
  Borrowings under line-of-credit. . . . . . . . . . . . . . . .      19,077,975     13,578,915     12,707,419
  Payments under line-of-credit. . . . . . . . . . . . . . . . .     (11,037,662)   (18,610,382)   (12,108,613)
  Repayment of debt acquired in business combinations. . . . . .      (2,883,135)            --           --
  Increase (decrease) in long-term debt. . . . . . . . . . . . .          24,659       (146,567)      (187,065)
                                                                     -----------    -----------     -----------

    Cash provided by financing activities. . . . . . . . . . . .       5,181,837      2,616,264        411,741
                                                                     -----------    -----------     -----------

Net increase (decrease) in cash and cash equivalents . . . . . .         881,545        778,975        (95,181)
 Cash and cash equivalents - beginning of year . . . . . . . . .         780,875          1,900         97,081
                                                                     -----------    -----------     -----------
 Cash and cash equivalents - end of year . . . . . . . . . . . .     $ 1,662,420    $   780,875     $    1,900
                                                                     -----------    -----------     -----------
                                                                     -----------    -----------     -----------

Supplemental cash flow information:
  Income taxes paid. . . . . . . . . . . . . . . . . . . . . . .     $ 1,485,077    $ 1,006,896     $  578,501
  Interest paid. . . . . . . . . . . . . . . . . . . . . . . . .         208,531        325,355        263,846
  Common stock issued in business combinations . . . . . . . . .      10,746,245             --             --
  Debt issued in business combinations . . . . . . . . . . . . .       2,791,000             --             --

The accompanying notes are an integral part of these consolidated financial statements.

                          MIAMI COMPUTER SUPPLY CORPORATION

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.   ORGANIZATION AND OPERATIONS

          Miami Computer Supply Corporation (the "Company") sells a wide variety of computer supplies and presentation products to corporate customers, governmental agencies, universities, hospitals and, to a lesser extent, computer supply dealers throughout the United States. Its primary sales products include laser printer supplies, printer cartridges, ribbons, presentation products and paper. The Company maintains 62 sales offices throughout the United States and one in Europe. The Company's sales and operating results in Europe are not material.

          Credit risk with respect to trade accounts receivable is generally diversified due to the large number of entities comprising the Company's customer base. Management establishes policies with respect to credit risks and monitors compliance with those policies.

          Effective May 30, 1996, Pittsburgh Investment Group LLC ("LLC") acquired 70 percent of the outstanding shares of the Company for $4.0 million in cash and $4.0 million in promissory notes. Concurrent with this acquisition, LLC also acquired from third parties 100 percent of the outstanding common stock of Diversified Data Products, Inc., a Michigan corporation ("DDP") and contributed its stock in DDP to the Company. As a result, DDP, a computer supply and office automation distributor, became a wholly-owned subsidiary of the Company on May 30, 1996.

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

CONSOLIDATION

          All subsidiaries of the Company are wholly-owned and are included in the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated.

REVENUE RECOGNITION

          Revenues from the sale of products are recognized upon passage of title to the customer which generally coincides with shipment.

INVENTORIES

          Inventories are stated at the lower of cost or market. Cost is determined using the weighted average method. Inventories consist primarily of products held for resale.

                          MIAMI COMPUTER SUPPLY CORPORATION

FOREIGN CURRENCY TRANSACTIONS

          For the Company's subsidiary located in the United Kingdom, the functional currency is the U.S. dollar. Forward foreign currency contracts are used to manage currency risks relating to existing assets or liabilities and purchase commitments denominated in a foreign currency. Gains or losses are recognized at the time the asset, liability or purchase commitment are closed. Net contract values are included in receivables or payables as appropriate.

CASH AND CASH EQUIVALENTS

          Cash and cash equivalents include cash on hand and on deposit and highly liquid debt instruments with maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value.

FAIR VALUE OF FINANCIAL INSTRUMENTS

          The following methods were used by the Company in estimating its fair value disclosures for financial instruments:

               CASH AND DEPOSITS, ACCOUNTS RECEIVABLE AND ACCOUNTS PAYABLE - The carrying amount reported in the balance sheet approximate fair value.

               FOREIGN CURRENCY EXCHANGE CONTRACTS - The fair value of the Company's foreign exchange contracts is estimated based on quoted market prices of comparable contracts.

               SHORT- AND LONG-TERM DEBT - The carrying amounts of the Company's borrowings approximate their fair value by virtue of the variable interest rates associated with these instruments.

PROPERTY, EQUIPMENT AND CAPITAL LEASES

          Property, equipment and capital leases are recorded at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets. Depreciation and amortization periods are as follows:

                                                                Estimated
                                                               useful lives
                                                               ------------
                      Furniture and fixtures. . . . . . . . .  5 to 7 years
                      Equipment . . . . . . . . . . . . . . .  3 to 7 years
                      Leasehold improvements. . . . . . . . .  3 to 5 years
                      Transportation equipment. . . . . . . .     5 years

          The cost of properties retired or otherwise disposed of, together with the accumulated depreciation provided thereon, is eliminated from the accounts. Any net gain or loss is recognized in income.

INTANGIBLE ASSETS

          The Company assesses impairment of assets on an annual basis using a discounted cash flow approach. If appropriate, impairment would be recognized based upon the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to Be Disposed Of."

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

                         MIAMI COMPUTER SUPPLY CORPORATION

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

INSURANCE

          The Company maintains life insurance policies on certain key and former employees which are recorded at the net cash surrender value. While the Company is the owner, the agreements state that the beneficiaries of the insureds will be entitled to receive the face value of the policies upon the death of the insureds, less the policies' cash value.

EARNINGS PER SHARE

          Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding plus all dilutive potential common shares outstanding during the period. Dilutive common shares are determined using the treasury stock method.

ADVERTISING COSTS

          Costs of advertising are expensed as incurred.

NOTE 3.   ACQUISITIONS

          The Company is engaged in an active acquisition program. During 1997, the Company acquired six (6) separate entities (IDS, DA, Force 4, NTI, Britco, and TBS) all in purchase business combinations. None of the acquired entities, each of which is engaged in providing computer supply products, were individually significant to the Company's consolidated financial statements. Earnings of each of the acquired entities have been recorded by the Company beginning with the respective acquisition dates. The aggregate purchase price of the acquired entities totaled $17,821,903 was comprised of cash, 876,109 shares of the Company's common stock with a fair value of $10,746,245, notes payable due to sellers aggregating $2,791,000, due in January, 1998, and related out of pocket expenses totaling $787,158. One acquisition calls for contingent consideration of up to $2,200,000 if certain operating results occur within the thirty-three month period following the acquisition. The acquisition price has been allocated to the estimated fair value of the assets acquired and the liabilities assumed, with the residual being allocated to intangible assets (goodwill) which is being amortized over a forty year life, as summarized in the following table

                     Cash                               $  1,008,349
                     Accounts receivable                   8,502,866
                     Inventories                           2,988,567
                     Deferred income taxes                   167,500
                     Property and equipment                  657,161
                     Other assets                            155,184
                     Payables and accruals                (6,946,057)
                     Debt                                 (2,883,135)
                     Goodwill                           $ 14,171,468
                                                        ------------
                       Purchase price                   $ 17,821,903
                                                        ------------
                                                        ------------

     Effective January 1, 1998, the Company completed its acquisition of MW in a purchase business combination. MW is engaged in designing, selling and distributing audio visual equipment and supplies. The purchase price totaled $24,664,311 and was comprised of cash, 881,703 shares of the Company's common stock with a fair value of $12,343,842 and related out of pocket expenses totaling $320,469. The purchase price was allocated to the estimated fair values of the assets acquired and liabilities assumed with the residual being allocated to intangible assets (goodwill) which is being amortized over a forty year life.

                         MIAMI COMPUTER SUPPLY CORPORATION

          The following table illustrates the unaudited pro forma balance sheet of the Company assuming the MW transaction had occurred on December 31, 1997:

                Cash . . . . . . . . . . . .  . . . .   $  1,662,570
                Accounts receivable . . . . . . . . .     26,496,094
                Inventories . . . . . . . . . . . . .     15,888,297
                Other current assets. . . . . . . . .        655,577
                                                        ------------
                   Total current assets . . . . . . .     44,702,538
                Property and equipment. . . . . . . .      3,724,524
                Intangible and other assets . . . . .     36,684,329
                                                        ------------
                   Total assets . . . . . . . . . . .   $ 85,111,391
                                                        ------------
                                                        ------------

                Accounts payable. . . . . . . . . . .     14,469,570
                Accrued liabilities . . . . . . . . .      3,411,309
                Other current liabilities . . . . . .     16,791,716
                                                        ------------
                   Total current liabilities. . . . .     34,672,595
                Long-term debt. . . . . . . . . . . .     12,631,944
                Other long-term liabilities . . . . .        111,644
                                                        ------------
                   Total liabilities. . . . . . . . .     47,416,183
                Stockholders' equity. . . . . . . . .     37,695,208
                                                        ------------
                   Total liabilities and
                      stockholders' equity. . . . . .   $ 85,111,391
                                                        ------------
                                                        ------------

          Effective May 30, 1996, LLC contributed its stock in DDP to the Company. The acquisition of DDP by the Company was accounted for using the purchase method of accounting and accordingly the purchase price has been allocated based upon the fair value of the assets acquired and liabilities assumed as of May 30, 1996.

          In connection with the acquisition of DDP, LLC issued a loan to certain former stockholders in an amount of $250,000. This amount was subject to repayment based upon DDP generating specified income levels for the period May 30, 1996 to December 31, 1996. DDP generated such income levels for this period, and accordingly the loan was forgiven. The value of the assets acquired was adjusted to reflect this additional consideration.

          The purchase price of DDP was allocated as follows:


                Cash. . . . . . . . . . . . . . . . .   $   109,467
                Accounts receivable . . . . . . . . .     1,152,626
                Inventories . . . . . . . . . . . . .     1,327,685
                Other assets . .  . . . . . . . . . .        79,484
                Goodwill. . . . . . . . . . . . . . .       250,000
                                                        ------------

                    Purchase price. . . . . . . . . .   $ 2,919,262
                                                        ------------
                                                        ------------

          Goodwill recorded in connection with this acquisition is being amortized on a straight-line basis over 40 years.

                         MIAMI COMPUTER SUPPLY CORPORATION

NOTE 3.   ACQUISITIONS - (CONTINUED)

          The following unaudited pro forma financial information reflects the effect of the acquisitions described in the preceding paragraphs assuming each acquisition had occurred at the beginning of the period shown:

                                                   1997            1996
                                                   ----            ----
Net sales. . . . . . . . . . . . . . . . . .   $ 209,748,819  $ 175,574,294
                                               -------------  -------------
                                               -------------  -------------

Net income . . . . . . . . . . . . . . . . .   $   1,843,623  $     211,409
                                               -------------  -------------
                                               -------------  -------------

Earnings per share of common stock
 (basic and diluted) . . . . . . . . . . . .   $        0.35  $        0.05
                                               -------------  -------------
                                               -------------  -------------

          The purchase allocation of the acquisitions completed in 1997 and 1998 are subject to finalization of pre-existing contingencies and other purchase accounting adjustments, none of which are expected to be material.

NOTE 4.   ACCOUNTS RECEIVABLE

                                                           December 31,
                                                           ------------
                                                       1997            1996
                                                       ----            ----
             Trade customers . . . . . . . . .    $ 20,450,402   $  8,146,735
             Rebates due from suppliers. . . .         980,249        230,383
             Other . . . . . . . . . . . . . .         280,582        271,611
             Less - allowance for doubtful
               accounts. . . . . . . . . . . .        (220,951)       (12,072)
                                                  -------------  -------------
                                                  $ 21,490,282   $  8,636,657
                                                  -------------  -------------
                                                  -------------  -------------

NOTE 5.   BORROWING ARRANGEMENTS

          The following is a summary of the Company's borrowings:

                                                           December 31,
                                                           ------------
                                                       1997            1996
                                                       ----            ----
           Short-term debt:
              Line-of-credit . . . . . . . . .    $  8,040,313   $         --
                                                  -------------  -------------
                                                  -------------  -------------

           Long-term debt:
              Agreement dated January 27, 1993,
                maturing on January 26, 1997;
                interest rate 10.25%. . . . . .             --            477
              Capitalized lease obligations
                (See Note 9) . . . . . . . . . .       168,082         99,786
                    Less - Current portion . . .        55,467         35,567
                                                  -------------  -------------

                   Total long-term debt. . . .    $    112,615   $     64,696
                                                  -------------  -------------
                                                  -------------  -------------

          The Company's line-of-credit ("Credit Facility") allowed borrowings up to $15,000,000. The Credit Facility was originally scheduled to mature on September 11, 1998, but was replaced by a new lending agreement described below. The agreement which the Company utilized during 1997 provided for borrowings up to an amount determined pursuant to a borrowing base formula which included various categories of collateral. The interest rate for the Credit Facility was based upon either the LIBOR rate plus 2 percent (7.75% at December 31, 1997) or the prime rate (8.50% at December 31, 1997). The Credit Facility contained covenants to maintain a minimum tangible net worth (as defined by the agreement) and certain interest coverage ratios. At December 31, 1997, the available and unused portion of the Credit Facility was $6,959,687.

          On January 9, 1998, the Company revised its Credit Facility. The new Credit Facility is a $50.0 million secured Credit Facility provided by National City Bank of Dayton and two other banks. The Credit Facility consists of $35.0 million revolving line of credit and a $15.0 million term loan arrangement, both at variable rates of interest. The Credit Facility contains restrictive covenants which include, among other restrictions: (i) the maintenance of certain financial ratios; (ii) restrictions on (a) the purchase or sale of assets, (b) any merger, sale or consolidation activity,
(c) loans, investments and guarantees made by the

                         MIAMI COMPUTER SUPPLY CORPORATION

Company, (d) lease and sale and leaseback transactions, and (e) capital expenditures; and (iii) certain limitations on the incurrence of other indebtedness. In addition, the Credit Facility prohibits the payment of dividends and certain repurchases of the Company's common stock. The Credit Facility is collateralized by substantially all of the Company's assets.

NOTE 6.   PROPERTY AND EQUIPMENT

          Property and equipment consists of the following:

                                                                                  December 31,
                                                                                  ------------
                                                                               1997           1996
                                                                               ----           ----
               Furniture and fixtures. . . . . . . . . . . . . . . . .    $   804,376    $   615,475
               Equipment . . . . . . . . . . . . . . . . . . . . . . .      1,939,039      1,283,602
               Leasehold improvements. . . . . . . . . . . . . . . . .        175,122         74,568
               Transportation equipment. . . . . . . . . . . . . . . .        392,771        134,369
                                                                          -----------    -----------
                                                                            3,311,308      2,108,014
                   Less - accumulated depreciation . . . . . . . . . .      1,426,177      1,091,850
                                                                          -----------    -----------
                                                                          $ 1,885,131    $ 1,016,164
                                                                          -----------    -----------
                                                                          -----------    -----------


NOTE 7.   EMPLOYEE BENEFIT PLANS

          The Company's employee benefit plans are defined contribution plans and include employee savings plans and profit sharing plans. Savings plans cover substantially all employees and include Company matches to employee contributions limited to a percent of the employee's compensation. The profit sharing plan covers employees (excluding sales personnel, officers of the Company and employees of the Company's subsidiaries) who meet certain minimum employment requirements. Expenses under these plans were $139,784, $109,855 and $99,935 for the years ended December 31, 1997, 1996 and 1995, respectively.

NOTE 8.   INCOME TAXES


          The provision (benefit) for taxes on income consists of the following:

                                                                      1997          1996           1995
                                                                      ----          ----           ----
               Current:
                 Federal . . . . . . . . . . . . . . .          $ 1,252,039     $  569,980     $  395,085
                 State . . . . . . . . . . . . . . . .              276,796        153,595        120,920
                                                                ------------    -----------    -----------
                    Total. . . . . . . . . . . . . . .            1,528,835        723,575        516,005
                                                                ------------    -----------    -----------
               Deferred:
                 Federal . . . . . . . . . . . . . . .              (21,351)        22,623         (6,296)
                 State . . . . . . . . . . . . . . . .                 (464)         9,495           (580)
                                                                ------------    -----------    -----------
                    Total. . . . . . . . . . . . . . .              (21,815)        32,118         (6,876)
                                                                ------------    -----------    -----------

                     Total tax provision . . . . . . .          $ 1,507,020     $  755,693      $ 509,129
                                                                ------------    -----------    -----------
                                                                ------------    -----------    -----------

          Deferred tax assets and liabilities comprise the following:

                                                                             1997           1996
                                                                             ----           ----
               Deferred tax assets:
                 Inventory . . . . . . . . . . . . . . . . . . .         $ 145,903      $   4,420
                 State tax accruals. . . . . . . . . . . . . . .            30,784         29,240
                 Intangibles . . . . . . . . . . . . . . . . . .                --         13,180
                 Reserves and accruals not yet deductible. . . .            85,139             --
                 Other . . . . . . . . . . . . . . . . . . . . .            13,380         10,020
                                                                         ----------     ----------
                   Total deferred tax assets . . . . . . . . . .           275,206         56,860
                                                                         ----------     ----------
               Deferred tax liabilities:
                 Fixed assets and depreciation . . . . . . . . .          (108,581)       (80,830)
                 Intangibles . . . . . . . . . . . . . . . . . .            (2,472)            --
                 Other . . . . . . . . . . . . . . . . . . . . .              (591)        (1,783)
                                                                         ----------     ----------
                   Total deferred tax liabilities. . . . . . . .          (111,644)       (82,613)
                                                                         ----------     ----------
                    Net deferred taxes . . . . . . . . . . . . .         $ 163,562      $ (25,753)
                                                                         ----------     ----------
                                                                         ----------     ----------

                          MIAMI COMPUTER SUPPLY CORPORATION

          A reconciliation of the federal statutory tax rate to the Company's effective tax rate is as follows:

                                                                     1997           1996           1995
                                                                     ----           ----           ----
               U.S. federal statutory rate
                 applied to income before tax. . . . . . . .    $ 1,264,334      $ 636,794      $ 442,681
               State income taxes,
                 net of federal income tax effect. . . . . .        182,739        105,560         79,424
               Permanent differences . . . . . . . . . . . .         38,435         13,715         14,860
               Adjustment to prior year tax accruals . . . .             --             --        (27,869)
               Other . . . . . . . . . . . . . . . . . . . .         21,512           (376)            33
                                                                ------------     ----------     ----------
                                                                $ 1,507,020      $ 755,693      $ 509,129
                                                                ------------     ----------     ----------
                                                                ------------     ----------     ----------

NOTE 9.   LEASES

          The Company leases office space (see Note 13) and certain automobiles under various operating and capital leases. Lease terms range from 1 to 10 years. Operating leases which expire are generally renewed or replaced by similar leases and renewal options. The total rental expense under operating leases amounted to $796,863, $370,845 and $253,856 for the years ended December 31, 1997, 1996 and 1995, respectively.

     Following is a summary of future minimum rental payments with respect to leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 1997:



          Year Ending                                             Capitalized     Operating
          December 31,                                               leases        leases
          ------------                                               ------        ------
                1998 . . . . . . . . . . . . . . . . . . . .    $    68,576   $  1,044,178
                1999 . . . . . . . . . . . . . . . . . . . .         59,879        789,593
                2000 . . . . . . . . . . . . . . . . . . . .         62,382        648,785
                2001 . . . . . . . . . . . . . . . . . . . .             --        381,760
                2002 . . . . . . . . . . . . . . . . . . . .             --        318,460
                Later years. . . . . . . . . . . . . . . . .             --      1,129,880
                                                                -----------   ------------
            Total minimum lease payments . . . . . . . . . .        190,837   $  4,312,656
                                                                              ------------
                                                                              ------------

          Imputed interest . . . . . . . . . . . . . . . . .         22,755
                                                                -----------

          Present value of minimum
            capitalized lease payments . . . . . . . . . . .        168,082
          Current portion. . . . . . . . . . . . . . . . . .         55,467
                                                                -----------
          Long-term capitalized lease
            obligation . . . . . . . . . . . . . . . . . . .    $   112,615
                                                                -----------
                                                                -----------

                          MIAMI COMPUTER SUPPLY CORPORATION

NOTE 10.  STOCKHOLDERS' EQUITY


                                                                             Additional
                                                              Shares          paid-in      Retained         Treasury
                                                            outstanding       capital      earnings          stock
                                                            -----------      ---------     --------          -----
Balance, December 31, 1994 . . . . . . . . . . . . . .       2,388,000   $     25,225   $  1,828,690    $   (15,000)
Net income . . . . . . . . . . . . . . . . . . . . . .              --             --        792,873             --
                                                             ---------   ------------   ------------    -----------
Balance, December 31, 1995 . . . . . . . . . . . . . .       2,388,000         25,225      2,621,563        (15,000)
Net income . . . . . . . . . . . . . . . . . . . . . .              --             --      1,117,231             --
Compensation expense recognized  . . . . . . . . . . .              --        279,726              --             --
Net proceeds from initial public offering. . . . . . .       1,150,000      7,794,298             --             --
Additional consideration
     DDP acquisition  (See Note 3) . . . . . . . . . .              --        250,000             --             --
                                                             ---------   ------------   ------------    -----------
Balance, December 31, 1996 . . . . . . . . . . . . . .       3,538,000      8,349,249      3,738,794        (15,000)
Shares issued in connection with
     1997 acquisitions (see Note 3). . . . . . . . . .         876,109     10,746,245             --             --
Net income . . . . . . . . . . . . . . . . . . . . . .              --             --      2,211,609             --
                                                             ---------   ------------   ------------    -----------
Balance, December 31, 1997 . . . . . . . . . . . . . .       4,414,109   $ 19,095,494   $  5,950,403    $   (15,000)
                                                             ---------   ------------   ------------    -----------
                                                             ---------   ------------   ------------    -----------


          On November 15, 1996, the Company completed an initial public offering of 1,150,000 shares of common stock (including an underwriters' overallotment option of 150,000 shares) to the public at a price of $8.50 per share. Net proceeds to the Company after deducting underwriting fees and expenses amounted to $7,794,298. The proceeds were used to repay outstanding indebtedness under the Credit Facility and for other corporate purposes.

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

NOTE 11.  STOCK OPTION PLANS

          1996 STOCK OPTION PLAN

          The 1996 Stock Option Plan, which was approved by the Board of Directors on September 19, 1996, authorizes the granting of options to purchase up to 250,000 shares of common stock to eligible officers and key management employees at not less than the market value on the date the options are granted. The option period may not exceed ten years from the date of grant.

                          MIAMI COMPUTER SUPPLY CORPORATION

Under this Plan, options to purchase 6,600 shares of common stock at $9.13 per share and 111,000 shares of common stock at $8.50 were issued during 1997 and 1996, respectively. Options vest ratably over a three year period. No options under this Plan have been exercised.

          NON-EMPLOYEE DIRECTORS STOCK OPTION PLAN

          The Non-employee Directors Stock Option Plan (the "Directors Plan") authorized the granting of options to purchase a total of 100,000 shares of common stock.

          The Directors Plan authorized the granting of options to purchase 15,000 shares of common stock to each director who is not an employee of the Company at the first annual meeting of shareholders following the Company's initial public offering at not less than the market value on the date the options are granted. During 1997, options to purchase of 45,000 shares were issued at $10.25 per share. The option period may not exceed ten years from the date of grant. The options will vest ratably over a three year period. No options under this Plan have been exercised.

          Additionally, the Directors Plan authorized the granting of options to purchase 5,000 shares of common stock, not to exceed 15,000 shares for any non-employee director elected subsequent to the first annual meeting of shareholders. Any options granted subsequent to the initial meeting of shareholders vest ratably over a three year period.

          ACCOUNTING FOR STOCK AWARDS AND STOCK OPTIONS

          In October 1995, SFAS No. 123, "Accounting for Stock-Based Compensation" was issued. As permitted by the standard, the Company has elected to continue to follow existing accounting guidance, Accounting Principles Board Opinion No. 25 and related interpretations ("APB No. 25"), for stock based compensation. SFAS No. 123 requires companies electing to follow existing accounting rules to disclose the pro forma effects as if the fair value based method of accounting called for by SFAS No. 123 had been applied.

          The weighted average fair value of stock options granted during 1997 was $5.58 and in 1996 was $3.94. The fair value of the options were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants issued in 1997 and 1996, respectively: dividend yield of 0%, expected volatility of 53.7% and 50.0%; risk-free interest rate of 7.5% and 6.5%; and expected lives of five and four years. Had compensation cost for the Company's stock based compensation plans been determined based on the fair value at the grant dates consistent with the provisions of SFAS No. 123, the Company's net income and earnings per common share for 1997 would have been reduced to the pro forma amounts indicated below (amounts for 1996 are not material):

     Net income - as reported. . . . . . . . . . . . . . . .    $ 2,211,609
                                                                -----------
                                                                -----------

     Pro forma net income. . . . . . . . . . . . . . . . . .    $ 2,091,193
                                                                -----------
                                                                -----------

     Earnings per common share (basic and diluted)-as
      reported . . . . . . . . . . . . . . . . . . . . . . .    $      0.58
                                                                -----------
                                                                -----------

     Pro forma earning per common share
      (basic and diluted). . . . . . . . . . . . . . . . . .    $      0.55
                                                                -----------
                                                                -----------

                         MIAMI COMPUTER SUPPLY CORPORATION

NOTE 12.  BASIC AND DILUTED EARNINGS PER COMMON SHARE

          The only dilutive securities of the Company relate to stock options. The computation of basic and diluted earnings per common share is shown below:


                                            1997                          1996                           1995
                                            ----                          ----                           ----
                                    Income         Shares         Income         Shares         Income         Shares
                                  (Numerator)   (Denominator)   (Numerator)   (Denominator)   (Numerator)   (Denominator)
Income available to
  common stockholders. . . . . .  $ 2,211,609      3,781,222    $ 1,117,231      2,532,399    $   792,873     2,388,000

Effect of dilutive securities. .                      33,738                        10,360                           --

Income available to common
  stockholders plus assumed
    conversion . . . . . . . . .  $ 2,211,609      3,814,960    $ 1,117,231      2,542,759    $   792,873     2,388,000
                                  -----------    -----------    -----------    -----------    -----------    ----------

Basic earnings per common
  share. . . . . . . . . . . . .  $      0.58                   $      0.44                   $      0.33
                                  -----------                   -----------                   -----------
                                  -----------                   -----------                   -----------
Diluted earnings per common
  share. . . . . . . . . . . . .  $      0.58                   $      0.44                   $      0.33
                                  -----------                   -----------                   -----------
                                  -----------                   -----------                   -----------



          All stock options outstanding at December 31, 1997 and December 31, 1996 were included in the computation of diluted earnings per common share for the years ended December 31, 1997 and 1996. There were no stock options outstanding at December 31, 1995 to be included in the computation of diluted earnings per common share for the year ended December 31, 1995.

NOTE 13.  TRANSACTIONS WITH RELATED PARTIES

          During 1996, the Company entered into a lease for a 30,000 square foot office and warehouse building in Dayton, Ohio. The lessors include two officers of the Company and two former officers of the Company who own, in the aggregate, a 50% equity interest in the lessor. The lease is for a term of ten years commencing on November 1, 1996 for a base monthly rental of $23,779, subject to a proportionate increase each year after July 1999 based on the increase in the consumer price index.

NOTE 14.  COMMITMENTS AND CONTINGENCIES

          In the normal course of business the Company is subject to claims, both asserted and unasserted. Based on information presently available, management does not believe that any of these issues would have a material effect on the Company's financial position and results of operations.

                          MIAMI COMPUTER SUPPLY CORPORATION

NOTE 15.  SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED):


        The following table sets forth selected quarterly financial data for 1997 and 1996.


1997                                        1ST QUARTER    2ND QUARTER    3RD QUARTER   4TH QUARTER
----                                        -----------    -----------    -----------   -----------
 Net Sales . . . . . . . . . . . . . . .   $ 20,226,020   $ 22,123,739   $ 29,001,730   $ 36,135,163

 Cost of sales . . . . . . . . . . . . .     16,745,304     18,262,704     23,608,006     29,574,200
                                           ------------   ------------   ------------   ------------

 Gross profit. . . . . . . . . . . . . .      3,480,716      3,861,035      5,393,724      6,560,963
 Selling, general and administrative
  expenses . . . . . . . . . . . . . . .      2,717,073      3,040,238      4,364,419      5,319,207
                                           ------------   ------------   ------------   ------------


 Operating income. . . . . . . . . . . .        763,643        820,797      1,029,305      1,241,756
 Interest expense. . . . . . . . . . . .           (871)       (23,713)       (51,385)      (104,404)
 Other income  (expense) . . . . . . . .         12,121         14,472          2,328         14,580
                                           ------------   ------------   ------------   ------------

 Income before income taxes. . . . . . .        774,893        811,556        980,248      1,151,932
 Provision for income taxes. . . . . . .        313,832        328,680        406,803        457,705
                                           ------------   ------------   ------------   ------------

 Net income. . . . . . . . . . . . . . .   $    461,061   $    482,876   $    573,445   $    694,227
                                           ------------   ------------   ------------   ------------
                                           ------------   ------------   ------------   ------------

 Earnings per share of common stock
  (basic and diluted). . . . . . . . . .   $       0.13    $      0.13   $       0.15   $       0.17
                                           ------------   ------------   ------------   ------------
                                           ------------   ------------   ------------   ------------

 Weighted average number of common
  shares outstanding . . . . . . . . . .      3,538,000      3,609,312      3,928,718      4,070,885
                                           ------------   ------------   ------------   ------------
                                           ------------   ------------   ------------   ------------
 Weighted average number of common
  shares outstanding-diluted . . . . . .      3,561,233      3,631,106      3,948,675      4,118,826
                                           ------------   ------------   ------------   ------------
                                           ------------   ------------   ------------   ------------

1996                                        1ST QUARTER    2ND QUARTER    3RD QUARTER   4TH QUARTER
----                                        -----------    -----------    -----------   -----------
 Net sales . . . . . . . . . . . . . . .   $ 12,555,983   $ 13,691,476   $ 17,822,544   $ 19,357,725

 Cost of sales . . . . . . . . . . . . .     10,029,524     11,132,312     14,781,598     16,117,608
                                           ------------   ------------   ------------   ------------

 Gross profit. . . . . . . . . . . . . .      2,526,459      2,559,164      3,040,946      3,240,117
 Selling, general and administrative
  expenses . . . . . . . . . . . . . . .      1,880,514      2,152,924      2,307,844      2,549,840
 Non-cash compensation expense . . . . .             --             --             --        279,726
                                           ------------   ------------   ------------   ------------

 Operating income. . . . . . . . . . . .        645,945        406,240        733,102        410,551
 Interest expense. . . . . . . . . . . .        (66,938)       (75,649)      (100,588)       (69,152)
 Other income (expense). . . . . . . . .          7,938          3,176          6,884        (28,585)
                                           ------------   ------------   ------------   ------------

 Income before income taxes. . . . . . .        586,945        333,767        639,398        312,814
 Provision for income taxes. . . . . . .        243,582        138,497        265,352        108,262
                                           ------------   ------------   ------------   ------------

 Net income. . . . . . . . . . . . . . .   $    343,363   $    195,270   $    374,046   $    204,552
                                           ------------   ------------   ------------   ------------
                                           ------------   ------------   ------------   ------------

 Earnings per share of common stock
  (basic and diluted)* . . . . . . . . .   $       0.14   $       0.08   $       0.16   $       0.07
                                           ------------   ------------   ------------   ------------
                                           ------------   ------------   ------------   ------------

 Weighted average number of common
  shares outstanding . . . . . . . . . .      2,388,000      2,388,000      2,388,000      2,962,457
                                           ------------   ------------   ------------   ------------
                                           ------------   ------------   ------------   ------------
 Weighted average number of common
  shares outstanding-diluted . . . . . .      2,388,000      2,388,000      2,388,000      2,972,817
                                           ------------   ------------   ------------   ------------
                                           ------------   ------------   ------------   ------------


* Aggregated quarterly earning per share amounts may not equal earnings per share amounts for the year due to the method of performing calculations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None

                                       PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Information concerning the directors of the Company is incorporated by reference to "Election of Directors" on pages 3 through 5 of the 1998 Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

          Information required by this item is incorporated by reference to "Compensation of Directors" on page 11 and "Executive Compensation" on pages 10 and 11 of the 1998 Proxy Statement.

ITEM 12. BENEFICIAL OWNERSHIP OF COMMON STOCK BY CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          Information required by this item is incorporated by reference to "Beneficial Ownership of Common Stock by Beneficial Owners and Management" on pages 7 through 10 of the 1998 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Information required by this item is incorporated by reference to "Certain Relationships and Related Transactions" on pages 18 through 20 of the 1998 Proxy Statement.

                                      PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

( a )     (1) AND (2)  FINANCIAL STATEMENTS

          Financial Statements
          See index to consolidated financial statements on page 18 of this Form 10-K.

          Financial Statement Schedules
          All financial statement schedules are omitted because they are not applicable or not required, or because the required financial information is included in the consolidated financial statements or notes thereto.

          (3) EXHIBITS

          See Index to Exhibits

( b )     REPORTS ON FORM 8-K FILED IN THE FOURTH QUARTER OF 1997

          Acquisition and Disposition of Assets of Britco, Inc. on Form 8-K filed December 15, 1997.

          Amendment to Form 8-K(a) filed December 17, 1997.

( c )     EXHIBITS

          See Index to Exhibits on page 36 of this Form 10-K.

Exhibit
  No.     Index to Exhibits Description
-------   -----------------------------

3.1 Amended and Restated Articles of Incorporation of Miami Computer Supply Corporation.*
3.2 Amended and Restated Code of Regulations of Miami Computer Supply Corporation.*
4.0       Form of Stock Certificate of Miami Computer Supply Corporation.*
10.1 Lease by and between Draft Partnership and Miami Computer Supply, Inc. dated October 26, 1995.*
10.2 Lease by and between John Schwarz, Sr., Marcella Schwarz, John Schwarz, Jr., and Robert T. Schwarz and Miami Computer Supply, Inc., dated June 30, 1994.*
10.3      Miami Computer Supply, Inc. Profit Sharing Plan.*
10.4      Miami Computer Supply, Inc. Section 125C Cafeteria Plan.*
10.5 Credit Agreement between Miami Computer Supply, Inc. and National City Bank, as Administrative Agent, and the Named Lending Institutions, dated January 8, 1998.**
10.6      Epson Authorized Reseller Agreement dated June 28, 1995.*
10.7      Proxima Reseller Agreement dated May 29, 1996.*
10.8      Hewlett Packard U.S. Reseller Channel Agreement as amended January 1,
          1996.*
10.9      Lexmark Dealer Agreement dated November 1986.*
10.10     3M Authorized Distributor Agreement dated January 27, 1987.*
10.11 Employment Agreement by and between Miami Computer Supply, Inc., and Thomas C. Winstel dated May 30, 1996.*
10.12 Employment Agreement by and between Miami Computer Supply, Inc. and Richard A. Newkold dated May 30, 1996.*
10.13 Employment Agreement by and between Miami Computer Supply, Inc. and Roger E. Turvy dated May 30, 1996.*
10.14 Employment Agreement by and between Miami Computer Supply, Inc. and Michael E. Peppel dated May 30, 1996.*
10.15 Employment Agreement by and between Miami Computer Supply, Inc. and John C. Huffman III dated May 30, 1996.*
10.16 Split Dollar Agreement by and between Miami Computer Supply, Inc. and Thomas C. Winstel dated December 1, 1995.*
10.17 Split Dollar Agreement by and between Miami Computer Supply, Inc. and Richard A. Newkold dated December 1, 1995.*
10.18 Split Dollar Agreement by and between Miami Computer Supply, Inc. and Roger E. Turvy dated December 1, 1995.*
10.19     Miami Computer Supply Corporation 1996 Stock Option Plan.*
10.20     Miami Computer Supply Corporation Non-employee Director Stock Option
          Plan.*
10.21     Severance Agreement for Albert L. Schwarz dated December 23, 1997.***
21.0      Subsidiaries of the Registrant.
23.1      Consent of Elias, Matz, Tiernan & Herrick L.L.P.**
23.2      Consent of Price Waterhouse LLP.
27.0      Financial Data Schedule.
99.0      Forward-Looking Information.
______________

* Incorporated by reference from the Company's Registration Statement on Form S-1 as filed with the Commission on November 11, 1996, SEC File No. 333-12689.

** Incorporated by reference from the Company's Registration Statement on Form S-3 as filed with the Commission on March 5, 1998, SEC File No. 333-36299.

*** Incorporated by reference from the Company's Form 8-K as filed with the Commission on January 2, 1998, SEC File No. 000-21561.

                                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Miami Computer Supply Corporation


                              By /s/ Michael E. Peppel
                                ----------------------
                                MICHAEL E. PEPPEL
                                 President and Chief
                                  Executive  Officer

Date:  March 25, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

          Signature and Title                          Date
          -------------------                          ----

/s/Anthony W. Liberati                                 March 25, 1998
---------------------------
ANTHONY W. LIBERATI, Chairman
of the Board and Director


/s/ Michael E. Peppel                                  March 25, 1998
---------------------------
MICHAEL E. PEPPEL,  President and Director


/s/Robert G. Hecht                                     March 25, 1998
---------------------------
ROBERT G. HECHT, Vice Chairman
of the Board and Director


/s/ Harry F. Radcliffe                                 March 25, 1998
---------------------------
HARRY F. RADCLIFFE, Treasurer and Director


/s/  Thomas C. Winstel                                 March 25, 1998
---------------------------
THOMAS C. WINSTEL, Director, Secretary and
Vice President - Presentation Products


By /s/ Michael E. Peppel                               March 25, 1998
   ------------------------
   MICHAEL E. PEPPEL, President
  (Principal Executive Officer)



By  /s/ Mary A. Stewart                                March 25, 1998
   ------------------------
   MARY A. STEWART,
   Vice President - Operations
  (Principal Financial Officer and
   Principal Accounting Officer)