Form 10-Q
period 1998-03-31
MIAMI COMPUTER SUPPLY CORP
filed 1998-05-15
CIK 1023519

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                  (Mark One)
   [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

         At May 11, 1998, 8,123,964 shares of common stock, no par value per share, of the registrant were outstanding.

                       MIAMI COMPUTER SUPPLY CORPORATION

                                   FORM 10-Q
                         QUARTER ENDED MARCH 31, 1998

                                     INDEX

                                                                    PAGE
PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements:
  Consolidated Statement of Operations........................        3
  Consolidated Balance Sheet..................................        4
  Consolidated Statement of Cash Flows........................        5
  Notes to Consolidated Financial Statements..................       6-7

Item 2.  Management's Discussion and Analysis of
  Results of Operations and Financial Condition...............       7-9

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings....................................        10
Item 2.  Changes in Securities................................        10
Item 3.  Default Upon Senior Securities.......................        10
Item 4.  Submission of Matters to a Vote of Security Holders..        10
Item 5.  Other Information....................................        10
Item 6.  Exhibits and Reports on Form 8-K.....................        10
Signatures....................................................        11


                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       MIAMI COMPUTER SUPPLY CORPORATION

                     CONSOLIDATED STATEMENT OF OPERATIONS
                                 (UNAUDITED)


                                                    QUARTER ENDED
                                                      MARCH 31,
                                                      ---------
                                                1998          1997
                                                ----          ----
Net sales. . . . . . . . . . . . . . . . .  $55,164,405    $20,226,020
Cost of sales. . . . . . . . . . . . . . .   42,653,199     16,745,304
                                            -----------    -----------

Gross profit . . . . . . . . . . . . . . .   12,511,206      3,480,716

Selling, general and administrative
  expenses . . . . . . . . . . . . . . . .   10,263,217      2,717,073
                                            -----------    -----------

Operating income . . . . . . . . . . . . .    2,247,989        763,643
Interest expense . . . . . . . . . . . . .     (426,280)          (871)
Other income . . . . . . . . . . . . . . .      124,220         12,121
                                            -----------    -----------

Income before income taxes . . . . . . . .    1,945,929        774,893
Provision for income taxes . . . . . . . .      860,000        313,832
                                            -----------    -----------

Net income . . . . . . . . . . . . . . . .  $ 1,085,929    $   461,061
                                            -----------    -----------
                                            -----------    -----------

Earnings per share of common stock-
  basic and diluted. . . . . . . . . . . .  $      0.14    $      0.09
                                            -----------    -----------
                                            -----------    -----------

Weighted average number of common
  shares outstanding-basic . . . . . . . .    7,779,377      5,307,000
                                            -----------    -----------
                                            -----------    -----------

Weighted average number of common
  shares outstanding-diluted . . . . . . .    7,941,116      5,341,850
                                            -----------    -----------
                                            -----------    -----------


  The accompanying notes are an integral part of these consolidated financial statements.

                       MIAMI COMPUTER SUPPLY CORPORATION

                          CONSOLIDATED BALANCE SHEET



                                            (UNAUDITED)
                                              MARCH 31,    DECEMBER 31,
                                               1998          1997
                                               ----          ----
Assets
Current assets:
  Cash . . . . . . . . . . . . . . . . . .  $   829,693    $ 1,662,420
  Accounts receivable. . . . . . . . . . .   30,131,123     21,490,282
  Inventories. . . . . . . . . . . . . . .   17,658,480      9,111,620
  Prepaid expenses . . . . . . . . . . . .      592,910        314,060
  Deferred income tax assets . . . . . . .      244,159        275,206
                                            -----------    -----------
    Total current assets . . . . . . . . .   49,456,365     32,853,588

Property and equipment - net of
  accumulated depreciation . . . . . . . .    4,102,168      1,885,131
Other assets:
  Deposits . . . . . . . . . . . . . . . .      222,527         44,442
  Cash surrender value officers' life
    insurance. . . . . . . . . . . . . . .      535,721        729,303
  Intangible assets. . . . . . . . . . . .   38,362,152     14,408,481
                                            -----------    -----------
    Total assets . . . . . . . . . . . . .  $92,678,933    $49,920,945
                                            -----------    -----------
                                            -----------    -----------

Liabilities and Stockholders' Equity
Current liabilities:
  Line-of-credit . . . . . . . . . . . . .  $        --    $ 8,040,313
  Notes payable relating to business
    combinations . . . . . . . . . . . . .           --      2,791,000
  Accounts payable - trade . . . . . . . .   13,196,885     11,338,272
  Accrued expenses, taxes and
  withholdings . . . . . . . . . . . . . .    5,055,594      2,440,737
  Current portion of long-term debt. . . .      302,823         55,467
                                            -----------    -----------
    Total current liabilities. . . . . . .   18,555,302     24,665,789

  Long-term debt . . . . . . . . . . . . .   33,757,942        112,615
  Deferred income taxes. . . . . . . . . .       54,987        111,644
                                            -----------    -----------

    Total liabilities. . . . . . . . . . .   52,368,231     24,890,048
                                            -----------    -----------
Stockholders' equity:
  Preferred stock, no par value,
    5,000,000 shares authorized; none
    outstanding at March 31, 1998
    and December 31, 1997. . . . . . . . .           --             --
  Common stock, no par value; 30,000,000
    shares authorized, 8,123,964 shares
    outstanding at March 31, 1998;
    6,621,164  shares outstanding at
    December 31, 1997. . . . . . . . . . .           --             --
  Additional paid-in capital . . . . . . .   33,289,370     19,095,494
  Retained earnings. . . . . . . . . . . .    7,036,332      5,950,403

    Less - Treasury common stock, at
      cost 1,800 shares. . . . . . . . . .      (15,000)       (15,000)
                                            -----------    -----------

      Total stockholders' equity . . . . .   40,310,702     25,030,897
                                            -----------    -----------

      Total liabilities and stockholders'
        equity . . . . . . . . . . . . . .  $92,678,933    $49,920,945
                                            -----------    -----------
                                            -----------    -----------


  The accompanying notes are an integral part of these consolidated financial statements.

                       MIAMI COMPUTER SUPPLY CORPORATION

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (UNAUDITED)


                                                THREE MONTHS ENDED
                                                    MARCH 31,
                                                    ---------
                                               1998            1997
                                               ----            ----
Cash flows used in operating activities:
  Net income . . . . . . . . . . . . . . . $  1,085,929    $   461,061
  Adjustments to reconcile net income to
    cash used in operating activities:
Depreciation and amortization. . . . . . .      537,425        107,481
Changes in assets and liabilities net of
  effects of acquisitions of businesses:
  Accounts receivable. . . . . . . . . . .   (2,930,577)      (709,207)
  Inventories. . . . . . . . . . . . . . .   (1,278,746)      (561,455)
  Prepaid expenses . . . . . . . . . . . .     (210,736)       267,554
  Deposits . . . . . . . . . . . . . . . .      (30,234)        (8,092)
  Accounts payable - trade . . . . . . . .   (2,500,178)      (910,358)
  Accrued expenses, taxes and
    withholdings . . . . . . . . . . . . .    1,313,204          1,588
                                            -----------    -----------

  Cash used in operating activities. . . .   (4,013,913)    (1,351,428)
                                            -----------    -----------

Cash flows from investing activities:
  Capital expenditures . . . . . . . . . .     (624,612)       (59,787)
  Investment in cash surrender value
    officers' life insurance . . . . . . .      193,582             --
  Business combinations. . . . . . . . . .  (14,364,211)            --
  Cash included in acquisitions. . . . . .      259,349             --
                                            -----------    -----------

Cash used in investing activities. . . . .  (14,535,892)       (59,787)
                                            -----------    -----------

Cash flows from financing activities:
  Net borrowings under line-of-credit. . .   25,414,687        839,421
  Increase in long-term debt . . . . . . .      371,809             --
  Principal payments on long-term debt . .      (21,714)        (8,998)
  Payment of debt acquired in business
    combinations . . . . . . . . . . . . .   (5,256,704)            --
  Payment of notes payable . . . . . . . .   (2,791,000)            --
  Other. . . . . . . . . . . . . . . . . .           --        (30,120)
                                            -----------    -----------

Cash provided by financing activities. . .   17,717,078        800,303
                                            -----------    -----------

Net decrease in cash . . . . . . . . . . .     (832,727)      (610,912)
  Cash - beginning of period.. . . . . . .    1,662,420        780,875
                                            -----------    -----------

  Cash - end of period . . . . . . . . . . $    829,693    $   169,963
                                            -----------    -----------

Supplemental cash flow information:
  Cash paid for interest . . . . . . . . . $    426,280    $       871
  Cash paid for income taxes . . . . . . . $    411,239    $    99,257
  Common stock issued in business
    combinations . . . . . . . . . . . . . $ 14,193,876    $        --


  The accompanying notes are an integral part of these consolidated financial statements.

                       MIAMI COMPUTER SUPPLY CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

NOTE 1 - GENERAL

     The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of SEC Regulation S-X. Consequently, they do not include all the disclosures required under generally accepted accounting principles for complete financial statements. However, in the opinion of the management of Miami Computer Supply Corporation (the "Company"), the consolidated financial statements presented herein contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company and its consolidated subsidiaries. For further information regarding the Company's accounting policies and the basis of presentation of the financial statements, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

NOTE 2 - COMMON STOCK

     On March 26, 1998, the Company declared a three for two stock split on its common stock, which was payable on April 24, 1998. All share and per share data contained herein has been restated to reflect the stock split.

NOTE 3 - ACQUISITIONS

          The Company is engaged in an active acquisition program. From April 1997 through December 1997, the Company acquired the stock or assets of six (6) separate entities, Imperial Data Supply Corporation,("IDS"), Data Associates, Inc. ("DA"), Force 4 Data Products, Inc. ("Force 4"), NTI Data Products, Inc. ("NTI"), Britco, Inc. ("Britco"), and TBS Printware, Inc. ("TBS"), all in purchase business combinations. None of the acquired entities, each of which is engaged in providing computer supply products, were individually significant to the Company's consolidated financial statements. Earnings of each of the acquired entities, have been recorded by the Company beginning with the respective acquisition dates. The aggregate purchase price of the acquired entities which totaled $17,821,903, was comprised of cash, 1,314,164 shares of the Company's common stock with a fair value of $10,746,245, notes payable due to sellers aggregating $2,791,000 due in January, 1998, and related out of pocket expenses totaling $787,158. One acquisition calls for contingent consideration of up to $2,200,000 if certain operating results occur within the thirty-three month period following the acquisition. The acquisition price has been allocated to the estimated fair value of the assets acquired and the liabilities assumed, with the residual being allocated to intangible assets (goodwill) which is being amortized over a forty year life.

          Effective January 1, 1998, the Company completed its acquisition of Minnesota Western/Creative Office Products, Inc. ("MW") in a purchase business combination. MW is engaged in designing, selling and distributing audio visual equipment and supplies. The purchase price totaled $24,664,311 and was comprised of cash, 1,322,555 shares of the Company's common stock with a fair value of $12,343,842 and related out of pocket expenses totaling $320,469. The purchase price was allocated to the estimated fair values of the assets acquired and liabilities assumed with the residual being allocated to intangible assets (goodwill) which is being amortized over a forty year life.

     In as much as the result of operations of each of these acquired entities is included in the results of operations for the three months ended March 31, 1998, but none of them are included in the results of operations for the three months ended March 31, 1997, the following pro forma information reflects the impact of these transactions assuming they had occurred on January 1, 1997:


                                            Three Months Ended
                                              March 31, 1997
                                              --------------
  Net sales. . . . . . . . . . . . . . . .      $49,091,229
  Net income . . . . . . . . . . . . . . .          599,633

  Earnings per share of common stock
    basic and diluted. . . . . . . . . . .             0.08


     Effective March 1, 1998, the Company completed its acquisition of Computer Showcase, Inc. ("CS") in a purchase business combination. CS is a distributor of visual presentation systems and products. This acquisition was not significant to the Company's consolidated financial statements.

NOTE 4 - LONG TERM DEBT

     As disclosed in the Company's consolidated financial statements included in its Annual Report on Form 10-K, for the year ended December 31, 1997, in January 1998, the Company entered into a new $50 million borrowing arrangement permitting the Company to borrow funds for a three year period. Accordingly, borrowings under the arrangement at March 31, 1998 have been classified as long-term debt.

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

     The Company intends to continue its aggressive acquisition strategy of entering new markets domestically and internationally on an opportunistic basis, to acquire computer and office automation supply and presentation products distribution companies and to hire certain experienced sales representatives in and outside of the Company's current market areas, some of whom may be constrained from working in their present locations for a period of time. The Company actively continues to evaluate other potential acquisitions and to identify and have preliminary discussions and negotiations with potential acquisition candidates. There can be no assurance that any acquisition can or will be consummated on terms favorable to the Company or that the Company will not need additional debt or equity financing to continue its acquisition strategy.

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31,
1997

     NET SALES. Net sales for the three months ended March 31, 1998 increased by $34.9 million, or 172.7%, to $55.1 million from $20.2 million for the three months ended March 31, 1997. Of the increase, sales to the Company's core customer base increased 17.2%; the balance of the increase resulted from the acquired entities.

     GROSS PROFIT. Gross profit for the three months ended March 31, 1998 increased by $9.0 million, or 259.4% to $12.5 million from $3.5 million for the three months ended March 31, 1997. Gross profit as a percentage of net sales for the three months ended March 31, 1998 was 22.7% compared to 17.2% for the three months ended March 31, 1997. The increase in the gross profit percentage was due primarily to the result of the higher margins of MW, which was acquired effective January 1, 1998.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three months ended March 31, 1998 increased by $7.5 million, to $10.3 million from $2.7 million for the three months ended March 31, 1997. The majority of the increase resulted from the eight acquisitions the Company has completed since March 31, 1997. As a percentage of net sales, selling, general and administrative expenses were 18.6% for the three months ended March 31, 1998 compared to 13.4% for the three months ended March 31, 1997. This increase as a percentage of sales results primarily from the results of MW, which has a higher selling, general and administrative expense percentage, while maintaining a higher gross profit percentage.

     OPERATING INCOME. Operating income for the three months ended March 31, 1998 increased by $1.5 million to $2.2 million from $.7 million for the three months ended March 31, 1997 for the reasons stated above. Operating margin increased to 4.1% in 1998 compared to 3.8% in 1997.

     INTEREST EXPENSE. Interest expense for the three months ended March 31, 1998 increased by $425,409 to $426,280 from $871 for the three months ended March 31, 1997 due primarily to the increased level of indebtedness during 1998, utilized to fund business combinations and the growth in working capital.

     PROVISION FOR INCOME TAXES. The provision for income taxes for the three months ended March 31, 1998 increased $546,168 to $860,000 from $313,832 for the three months ended March 31, 1997. The Company's effective tax rate was 44.2% for the three months ended March 31, 1998 and 40.5% for the three months ended March 31, 1997. Increased amortization of goodwill, most of which is not deductible for tax purposes, was the reason for the higher tax rate during the 1998 three month period.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash flows used in operating activities totaled $4.0 million for the first three months of 1998 compared to $1.4 million used by operating activities during the first three months of 1997. The change in net cash flows from operating activities in the first three months of 1998, compared to the first three months of 1997, was due primarily to an increase in accounts receivable and inventory and a reduction of trade accounts payable. As a result of the above changes and the classification of borrowings under the Credit Facility, working capital increased to $30.9 million at March 31, 1998 from $8.2 million at December 31, 1997.

     Net cash used in investing activities was $14.5 million for the three months ended March 31, 1998 versus $.1 million for the three months ended March 31, 1997. The net cash used in investing activities primarily reflects the acquisitions completed during the quarter. Net cash provided by financing activities totaled $17.7 million for the three months ended March 31, 1998 compared with $.8 million for the three months ended March 31, 1997. This increase was due primarily to increased borrowing levels.

     Capital expenditures for the three months ended March 31, 1998 of $624,612 were used primarily to upgrade the Company's management information systems.

     The Company believes that its cash on hand and borrowing capacity under the Credit Facility (see below) will be sufficient to fund its ongoing operations and budgeted capital expenditures for the next twelve months, although actual capital needs may change, particularly in connection with acquisitions which the Company may make in the future. The Company's long-term requirements, including capital expenditures and acquisitions, are expected to be financed by a combination of additional borrowings and other sources of external financing as needed.

CREDIT FACILITY

     On January 8, 1998, the Company revised its Credit Facility. The new Credit Facility is a $50.0 million secured Credit Facility provided by National City Bank (the "Bank") and two other banks. The Credit Facility contains restrictive covenants which include, among other restrictions: (i) the maintenance of certain financial ratios; (ii) restrictions on ( a ) the purchase or sale of assets, ( b ) any merger, sale or consolidation activity, ( c ) loans, investments and guarantees made by the Company, ( d ) lease, sale and leaseback transactions, and ( e ) capital expenditures; and (iii) certain limitations on the incurrence of other indebtedness. In addition, the Credit Facility is collateralized by substantially all of the Company's assets.

          Loans may be made at the Bank's prime rate (the "Prime Rate") or at the defined published eurodollar rate plus a "eurodollar margin" which ranges from 150 to 225 basis points ("Applicable Eurodollar Margin") based on the Company's ratio of consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (the "Debt/EBITDA Ratio") ranging from greater than 2.75:1 (for which the Applicable Eurodollar Margin would be the highest) to less than 2.0:1 (for which the Applicable Eurodollar Margin would be the lowest). In addition, the Company has agreed to pay a commitment fee of 25 basis points per annum, payable quarterly, through March 31, 1998, and ranging from 20.0 to 37.5 basis points thereafter, depending upon the Company's EBITDA Ratio for general and revolving loans, and a letter of credit fee equal to the Applicable Eurodollar Margin then in effect, plus a facing fee of 1/8 of 1% per annum on the credit amount.

     The indebtedness under the Credit Facility is secured by substantially all of the assets of the Company, including accounts receivable, equipment and inventory. In addition, the Credit Facility requires that the Company maintain a net worth of $17.7 million and thereafter increasing by an amount equal to 50.0% of the Company's net income and 90% of stock issued beginning with the fourth quarter of 1997, maintain the ratio of total indebtedness to earnings before interest, taxes, depreciation and amoritzation below 3.75, and maintain a fixed change coverage ratio of at least 1.40. The Credit Facility also contains certain other covenants. The Company was, at March 31, 1998 and is as of the date hereof, in compliance with all covenants.

     Loans under the Credit Facility have a maturity date of December 29, 2000. All borrowings under the Credit Facility are classified as long-term debt.

                            PART II-OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

          On December 1, 1997, the Company settled a lawsuit brought by Corporate Express of the South, Inc. ("Corporate Express"). Corporate Express sought damages in conjunction with the Company's hiring two salesmen which were former Corporate Express employees. The settlement requires that these two employees not contact certain Corporate Express customers for a period of three and six months from the date of the settlement. This agreement has been entered as a consent judgment in the civil court at Greensboro, N.C.

          The Company is, from time to time, involved in litigation in the ordinary course of its business. As of the date of this Form 10-Q, management does not believe that such litigation is material.

ITEM 2.  CHANGES IN SECURITIES
         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         On April 29, 1998, the Company held its second Annual Shareholders Meeting at its principal offices located at 4750 Hempstead Station Drive, Dayton, Ohio 45429 at 10:30 a.m., Eastern time.

     There were 8,123,964 shares of Common Stock of the Company which could be voted at the Annual Meeting, and 5,984,697 shares were represented at such meeting by the holders thereof in person or by proxy, which constituted a quorum. Matters voted upon were as follows:

     NOMINEES FOR BOARD OF DIRECTORS FOR A ONE-YEAR TERM EXPIRING IN 1999


Name                                      For      Withheld   Not Voted
----                                      ---      --------   ---------
a.  Robert G. Hecht                     5,743,722   240,975      -0-
b.  Anthony W. Liberati                 5,743,677   241,020      -0-
c.  Harry F. Radcliffe                  5,712,372   272,325      -0-
d.  Thomas C. Winstel                   5,981,322     3,375      -0-
e.  Michael E. Peppel                   5,981,322     3,375      -0-


     The shareholders also voted by ballot and by proxy to approve the 1998 Stock Option Plan and the result of the vote taken was as follows:


      For            Against           Abstain             Not Voted
      ---            -------           -------             ---------
   5,482,365         12,717             4,290               485,325


     The shareholders also voted by ballot and by proxy to ratify the appointment by the Board of Directors of Price Waterhouse LLP as the Company's independent auditors for the fiscal year ending December 31, 1998, and the result of the voted taken was as follows:


      For            Against           Abstain             Not Voted
      ---            -------           -------             ---------
   5,689,703         291,983            3,012                 -0-


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

ITEM 5.  OTHER INFORMATION
         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a)   Exhibits

         27 Financial Data Schedule

         99 Safe Harbor Under the Private Securities Litigation Reform Act of
1995

(b)   Reports on Form 8-K

         Retirement and Severance Agreement regarding Albert L. Schwarz on Form 8-K dated January 2, 1998.

         Acquisition and Disposition of Assets of TBS Printware Corporation on Form 8-K dated January 15, 1998.

         Acquisition and Disposition of Assets of Minnesota Western/Creative Office Products, Inc. filed on Form 8-K dated January 15, 1998.

         Amendment to Form 8-K (a) filed January 15, 1998.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       MIAMI COMPUTER SUPPLY CORPORATION
                                (Registrant)


Date:  May 15, 1998
     By:
        ----------------------------
           Ira H. Stanley
           Vice President - Finance