Form 10-Q
period 1998-06-30
MIAMI COMPUTER SUPPLY CORP
filed 1998-08-14
CIK 1023519

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q
                      QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                                      (Mark One)
      / X /  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934
                     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                          OR
      /   /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934

      For the transition period from                  to
                                    ------------------  ------------------

                          Commission file number 000-21561

                         MIAMI COMPUTER SUPPLY CORPORATION
      (Exact name of registrant as specified in its articles of incorporation)

                 OHIO                                  31-1001529
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                 Identification No.)

                  4750HEMPSTEAD STATION DRIVE, DAYTON, OHIO 45429 (Address of
                      principal executive offices)

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

          Yes   X      No_____

         At August 11, 1998, 10,708,254 shares of common stock, no par value per share, of the registrant were outstanding.

                         MIAMI COMPUTER SUPPLY CORPORATION

                                     FORM 10-Q
                            QUARTER ENDED JUNE 30, 1998

                                       INDEX


PART I - FINANCIAL INFORMATION                                             PAGE
                                                                          ------
Item 1.  Financial Statements:
  Consolidated Statement of Operations . . . . . . . . . . . . . . . . . . . 3
  Consolidated Balance Sheet . . . . . . . . . . . . . . . . . . . . . . . . 4
  Consolidated Statement of Cash Flows . . . . . . . . . . . . . . . . . . . 5
  Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . 6-7

Item 2.  Management's Discussion and Analysis of
 Results of Operations and Financial Condition . . . . . . . . . . . . . . 7-9

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . .10
Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . . . . . . .10
Item 3.  Default Upon Senior Securities. . . . . . . . . . . . . . . . . . .10
Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . . .10
Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . . .10
Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . .10
Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .11


                           PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          MIAMI COMPUTER SUPPLY CORPORATION

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)


                                               QUARTER ENDED                       SIX MONTHS ENDED
                                                   JUNE 30,                            JUNE 30,
                                                  ---------                           ---------
                                           1998                1997              1998                1997
Net sales. . . . . . . . . . . . .   $  67,109,494       $  22,123,739      $  122,307,445       $  42,349,759
Cost of sales. . . . . . . . . . .      53,085,011          18,262,704          95,684,425          35,008,008
                                     -------------       --------------     --------------       -------------
Gross profit . . . . . . . . . . .      14,024,483           3,861,035          26,623,020           7,341,751

Selling, general and administrative
   expenses. . . . . . . . . . . .      11,002,217           3,040,238          21,265,434           5,757,311
                                     -------------       --------------     --------------       -------------
Operating income . . . . . . . . .       3,022,266             820,797           5,357,586           1,584,440
Interest expense . . . . . . . . .        (818,195)            (23,713)         (1,244,475)            (24,584)
Other income . . . . . . . . . . .          41,938              14,472              78,827              26,593
                                     -------------       --------------     --------------       -------------
Income before income taxes . . . .       2,246,009             811,556           4,191,938           1,586,449
Provision for income taxes . . . .       1,011,796             328,680           1,871,796             642,512
                                     -------------       --------------     --------------       -------------
Net income . . . . . . . . . . . .    $  1,234,213          $  482,876        $  2,320,142          $  943,937
                                     -------------       --------------     --------------       -------------
                                     -------------       --------------     --------------       -------------
Earnings per share of common stock-
   basic . . . . . . . . . . . . .         $  0.15             $  0.09             $  0.29             $  0.18
                                     -------------       --------------     --------------       -------------
                                     -------------       --------------     --------------       -------------
Earnings per share of common stock-
   diluted . . . . . . . . . . . .         $  0.15             $  0.09             $  0.28             $  0.18
                                     -------------       --------------     --------------       -------------
                                     -------------       --------------     --------------       -------------
Weighted average number of common.
   shares outstanding-basic. . . .       8,190,752           5,413,968           8,098,788           5,360,780
                                     -------------       --------------     --------------       -------------
                                     -------------       --------------     --------------       -------------
Weighted average number of common
   shares outstanding-diluted. . .       8,336,968           5,413,968           8,230,461           5,360,780
                                     -------------       --------------     --------------       -------------
                                     -------------       --------------     --------------       -------------



         The accompanying notes are an integral part of these consolidated financial statements.

                          MIAMI COMPUTER SUPPLY CORPORATION

                             CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)



                                                                       JUNE 30,           DECEMBER 31,
                                                                         1998                1997
                                                                        ------              -------
Assets
Current assets:
   Cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  1,610,268        $  1,662,420
   Accounts receivable . . . . . . . . . . . . . . . . . . . . .      34,504,136          21,490,282
   Inventories . . . . . . . . . . . . . . . . . . . . . . . . .      19,617,856           9,111,620
   Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . .         794,324             314,060
Deferred income tax assets . . . . . . . . . . . . . . . . . . .         244,159             275,206
                                                                    ------------        -------------
      Total current assets . . . . . . . . . . . . . . . . . . .      56,770,743          32,853,588

Property and equipment - net of accumulated
   depreciation. . . . . . . . . . . . . . . . . . . . . . . . .       4,679,856           1,885,131
Other assets:
   Deposits. . . . . . . . . . . . . . . . . . . . . . . . . . .         237,857              44,442
   Cash surrender value officers' life insurance . . . . . . . .         533,851             729,303
   Intangible assets . . . . . . . . . . . . . . . . . . . . . .      42,742,205          14,408,481
                                                                    ------------        -------------
      Total assets . . . . . . . . . . . . . . . . . . . . . . .  $  104,964,512       $  49,920,945
                                                                    ------------        -------------
                                                                    ------------        -------------
Liabilities and Stockholders' Equity
Current liabilities:
   Line-of-credit. . . . . . . . . . . . . . . . . . . . . . . .           $  --        $  8,040,313
   Notes payable relating to business combinations . . . . . . .              --           2,791,000
   Accounts payable  - trade . . . . . . . . . . . . . . . . . .      16,068,556          11,338,272
   Accrued  expenses, taxes and withholdings . . . . . . . . . .       4,977,472           2,440,737
   Current portion of long-term debt . . . . . . . . . . . . . .         302,823              55,467
      Total current liabilities. . . . . . . . . . . . . . . . .      21,348,851          24,665,789

   Long-term debt. . . . . . . . . . . . . . . . . . . . . . . .       7,852,023             112,615
   Deferred income taxes . . . . . . . . . . . . . . . . . . . .          83,218             111,644
                                                                    ------------        -------------
      Total liabilities. . . . . . . . . . . . . . . . . . . . .      29,284,092          24,890,048
                                                                    ------------        -------------
Stockholders' equity:
   Preferred stock, no par value, 5,000,000 shares
      authorized; none outstanding at June 30, 1998
      and December 31, 1997. . . . . . . . . . . . . . . . . . .              --                  --
   Common stock, no par value; 30,000,000 shares
      authorized, 10,369,742 shares outstanding at
      June 30, 1998; 6,621,164 shares outstanding at
      December 31, 1997. . . . . . . . . . . . . . . . . . . . .              --                  --
   Additional paid-in capital. . . . . . . . . . . . . . . . . .      67,428,770          19,095,494
   Retained earnings . . . . . . . . . . . . . . . . . . . . . .       8,270,545           5,950,403
   Less - Treasury stock, at cost. . . . . . . . . . . . . . . .         (18,895)            (15,000)
                                                                    ------------        -------------

      Total stockholders' equity . . . . . . . . . . . . . . . .      75,680,420          25,030,897
                                                                    ------------        -------------
      Total liabilities and stockholders' equity . . . . . . . .  $  104,964,512       $  49,920,945
                                                                    ------------        -------------
                                                                    ------------        -------------




         The accompanying notes are an integral part of these consolidated financial statements.

                          MIAMI COMPUTER SUPPLY CORPORATION

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)



                                                                           SIX MONTHS ENDED
                                                                                JUNE 30,
                                                                               ----------
                                                                         1998                1997
                                                                        ------              -------
Cash flows used in operating activities:
   Net income. . . . . . . . . . . . . . . . . . . . . . . . . .    $  2,320,142          $  943,937
   Adjustments to reconcile net income to cash used
      in operating activities:
Depreciation and amortization. . . . . . . . . . . . . . . . . .       1,004,812             168,455
Changes in assets and liabilities net of effects of
   acquisitions of businesses:
   Accounts receivable . . . . . . . . . . . . . . . . . . . . .      (5,519,427)         (1,273,313)
   Inventories . . . . . . . . . . . . . . . . . . . . . . . . .      (2,656,543)            403,058
   Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . .        (424,834)            279,758
   Deposits. . . . . . . . . . . . . . . . . . . . . . . . . . .         (42,206)             (7,732)
   Accounts payable - trade. . . . . . . . . . . . . . . . . . .        (746,387)         (1,310,291)
   Accrued expenses, taxes and withholding . . . . . . . . . . .         997,849             157,165
                                                                     -----------          ------------

   Cash used in operating activities . . . . . . . . . . . . . .      (5,066,594)           (638,963)
                                                                     -----------          ------------

Cash flows from investing activities:
   Capital expenditures. . . . . . . . . . . . . . . . . . . . .      (1,167,584)           (166,015)
   Investment in cash surrender value officers'
      life insurance . . . . . . . . . . . . . . . . . . . . . .         195,452                  --
   Business combinations . . . . . . . . . . . . . . . . . . . .     (17,272,511)         (1,000,000)
   Cash included in acquisitions . . . . . . . . . . . . . . . .         266,277               8,626
                                                                     -----------          ------------
Cash used in investing activities. . . . . . . . . . . . . . . .     (17,978,366)         (1,157,389)
                                                                     -----------          ------------
Cash flows from financing activities:
   Net proceeds from offering of common stock. . . . . . . . . .      31,702,474                  --
   Net borrowings (payments) under line-of-credit. . . . . . . .        (442,787)          1,188,779
   Increase in long-term debt. . . . . . . . . . . . . . . . . .         459,397                  --
   Principal payments on long-term debt. . . . . . . . . . . . .         (70,159)            (18,243)
   Payment of debt acquired in business combinations . . . . . .      (8,649,147)                 --
   Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (6,970)            (60,240)
                                                                     -----------          ------------

Cash provided by financing activities. . . . . . . . . . . . . .      22,992,808           1,110,296
                                                                     -----------          ------------
Net decrease in cash . . . . . . . . . . . . . . . . . . . . . .         (52,152)           (686,056)
   Cash - beginning of period. . . . . . . . . . . . . . . . . .       1,662,420             780,875
                                                                     -----------          ------------
   Cash - end of period. . . . . . . . . . . . . . . . . . . . .    $  1,610,268           $  94,819
                                                                     -----------          ------------
                                                                     -----------          ------------
Supplemental cash flow information:
   Cash paid for interest. . . . . . . . . . . . . . . . . . . .      $  754,598           $  25,066
   Cash paid for income taxes. . . . . . . . . . . . . . . . . .    $  2,092,742          $  593,941
   Common stock issued in business combinations. . . . . . . . .   $  16,493,876        $  1,000,000




         The accompanying notes are an integral part of these consolidated financial statements.

                          MIAMI COMPUTER SUPPLY CORPORATION

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)

NOTE 1 - GENERAL

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions and requirements of Form 10-Q. Consequently, they do not include all the disclosures required under generally accepted accounting principles for complete financial statements. However, in the opinion of the management of Miami Computer Supply Corporation (the "Company"), the consolidated financial statements presented herein contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company and its consolidated subsidiaries. The results of operations for the period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period. For further information regarding the Company's accounting policies and the basis of presentation of the financial statements, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

NOTE 2 - COMMON STOCK

     On March 26, 1998, the Company declared a three for two stock split on its common stock, which was payable on April 24, 1998. All share and per share data contained herein has been restated to reflect the stock split.

     On June 30, 1998, the Company completed a public stock offering ("Offering") for 2,100,000 shares of its common stock. Proceeds from the offering were $16.00 per share less the underwriting discount and related offering expenses. The Offering closed on July 6, 1998.

NOTE 3 - ACQUISITIONS

     The Company is engaged in an active acquisition program. From April 1997 through December 1997, the Company acquired the stock or assets of six (6) separate entities: Imperial Data Supply Corporation ("IDS"), Data Associates, Inc. ("DA"), Force 4 Data Products, Inc. ("Force 4"), NTI Data Products, Inc. ("NTI"), Britco, Inc. ("Britco"), and TBS Printware, Inc. ("TBS"), all in purchase business combinations. None of the acquired entities, each of which is engaged in providing computer supply products, were individually significant to the Company's consolidated financial statements. Earnings of each of the acquired entities, have been recorded by the Company beginning with the respective acquisition dates. The aggregate purchase price of the acquired entities which totaled $17,821,903, was comprised of cash, 1,314,164 shares of the Company's common stock with a fair value of $10,746,245, notes payable due to sellers aggregating $2,791,000 due in January, 1998, and related out of pocket expenses totaling $787,158. One acquisition calls for contingent consideration of up to $2,200,000 if certain operating results occur within the thirty-three month period following the acquisition. The acquisition price has been allocated to the estimated fair value of the assets acquired and the liabilities assumed, with the residual being allocated to intangible assets (goodwill) which is being amortized over a forty year life.

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

     In as much as the result of operations of each of these acquired entities is included in the results of operations for the six months ended June 30, 1998, but none of them are included in the results of operations for the six months ended June 30, 1997, the following pro forma information reflects the impact of these transactions assuming they had occurred on January 1, 1997:


                                             Six Months Ended
                                              June 30, 1997
                                              -------------
          Net sales                          $ 107,151,791
          Net income                             1,745,000
          Earnings per share of common
            stock basic and diluted                   0.27


     Effective March 1, 1998, the Company completed its acquisition of Computer Showcase, Inc. ("CS") in a purchase business combination. CS is a distributor of visual presentation systems and products. This acquisition was not significant to the Company's consolidated financial statements.

     Effective June 1, 1998, the Company completed its acquisition of Electronic Image Systems, Inc. ("EIS") in a purchase business combination. EIS is a distributor and integrator of presentation systems. This acquisition was not significant to the Company's consolidated financial statements.

NOTE 4 - LONG TERM DEBT

     As disclosed in the Company's consolidated financial statements included in its Annual Report on Form 10-K, for the year ended December 31, 1997, in January 1998, the Company entered into a new $50 million borrowing arrangement permitting the Company to borrow funds for a three year period. Accordingly, borrowings under the arrangement at June 30, 1998 have been classified as long-term debt.

NOTE 5 - DEFINITIVE AGREEMENT CONSOLIDATED MEDIA SYSTEMS

     On July 17, 1998, the Company announced that it had entered into a definitive agreement to acquire 100% of the stock of Consolidated Media Systems, Inc. ("CMS"). CMS is one of the largest distributors of professional audio and video products with 23 offices throughout the country, with $70 million in annual revenue, headquartered in Nashville Tennessee.

     Financial results of CMS are not included in the financial statements herein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

General
     The following discussion should be read in conjunction with the information contained in the unaudited Consolidated Financial Statements and Notes to Consolidated Financial Statements. The following information contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act") and is subject to the safe harbor created by that Act. The words "estimate," "project," "anticipate," "expect," "intend," "believe," "plans" and similar expressions are intended to identify forward-looking statements. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, changes in general economic and business conditions, the availability of capital on acceptable terms, actions of competitors, and changes in business strategies and other factors as discussed in Exhibit 99.

     The Company intends to continue its aggressive acquisition strategy of entering new markets domestically and internationally on an opportunistic basis, to acquire computer and office automation supply and presentation products distribution companies and to hire certain experienced sales representatives in and outside of the Company's current market areas, some of whom may be constrained from working in their present locations for a period of time. The Company actively continues to evaluate other potential acquisitions and to identify and have preliminary discussions and negotiations with potential acquisition candidates. There can be no assurance that any acquisition can or will be consummated on terms favorable to the Company (or at all), or that the Company will not need additional debt or equity financing to continue its acquisition strategy.

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

     NET SALES. Net sales for the three months ended June 30, 1998 increased by $45.0 million, or 203.3%, to $67.1 million from $22.1 million for the three months ended June 30, 1997. Of the increase, sales to the Company's core customer base increased 22.2%; the balance of the increase resulted from the acquisitions.

     GROSS PROFIT. Gross profit for the three months ended June 30, 1998 increased by $10.1 million, or 263.2% to $14.0 million from $3.9 million for the three months ended June 30, 1997. Gross profit as a percentage of net sales for the three months ended June 30, 1998 was 20.9% compared to17.5% for the three months ended June 30, 1997. The increase in the gross profit percentage was due primarily to the result of the higher margins of MW, which was acquired effective January 1, 1998.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three months ended June 30, 1998 increased by $8.0 million, to $11.0 million from $3.0 million for the three months ended June 30, 1997. The majority of the increase resulted from the acquisitions the Company has completed since June 30, 1997. As a percentage of net sales, selling, general and administrative expenses were 16.4% for the three months ended June 30, 1998 compared to 13.7% for the three months ended June

30, 1997. This increase as a percentage of sales is due primarily from the results of MW, which has a higher selling, general and administrative expense percentage, while maintaining a higher gross profit percentage.

     OPERATING INCOME. Operating income for the three months ended June 30, 1998 increased by $2.2 million to $3.0 million from $0.8 million for the three months ended June 30, 1997 for the reasons stated above. Operating margin increased to 4.5% for the three months ended June 30, 1998 compared to 3.7% for the three months ended June 30, 1997.

     INTEREST EXPENSE. Interest expense for the three months ended June 30, 1998 increased by $794,482 to $818,195 from $23,713 for the three months ended June 30, 1997 due primarily to the increased level of indebtedness during 1998, utilized to fund business combinations and the growth in working capital. Proceeds from the June 30, 1998 stock offering were used to reduce the outstanding debt.

     PROVISION FOR INCOME TAXES. The provision for income taxes for the three months ended June 30, 1998 increased $683,116 to $1.0 million from $328,680 for the three months ended June 30, 1997. The Company's effective tax rate was 45.0% for the three months ended June 30, 1998 and 40.5% for the three months ended June 30, 1997. Increased amortization of goodwill, most of which was not deductible for tax purposes, was the reason for the higher tax rate during the 1998 three month period.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

NET SALES. Net sales for the six months ended June 30, 1998 increased by $80.0 million, or 188.8%, to $122.3 million from $42.3 million for the six months ended June 30, 1997. Of the increase, sales to the Company's core customer base increased 18.2%; the balance of the increase resulted from the acquisitions.

GROSS PROFIT. Gross profit for the six months ended June 30, 1998 increased by $19.3 million, or 262.6% to $26.6 million from $7.3 million for the six months ended June 30, 1997. Gross profit as a percentage of net sales for the six months ended June 30, 1998 was 21.8% compared to 17.3% for the six months ended June 30, 1997. The increase in the gross profit percentage was due primarily to the result of the higher margins of MW, which was acquired effective January 1, 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the six months ended June 30, 1998 increased by $15.5 million, to $21.3 million from $5.8 million for the six months ended June 30, 1997. The majority of the increase resulted from the acquisitions the Company has completed since June 30, 1997. As a percentage of net sales, selling, general and administrative expenses were 17.4% for the six months ended June 30, 1998 compared to 13.6% for the six months ended June 30, 1997. This increase as a percentage of sales is due primarily from the results of MW, which has a higher selling, general and administrative expense percentage, while maintaining a higher gross profit percentage.

OPERATING INCOME. Operating income for the six months ended June 30, 1998 increased by $3.8 million to $5.4 million from $1.6 million for the six months ended June 30, 1997, for the reasons stated above. Operating margins were 4.4% for the six months ended June 30, 1998 compared to 3.7% for the six months ended June 30, 1997.

INTEREST EXPENSE. Interest expense for the six months ended June 30, 1998 increased to $1,244,475 from $24,584 for the six months ended June 30, 1997 due primarily to the increased level of indebtedness during 1998, which was used for business combinations and working capital.

PROVISION FOR INCOME TAXES. The provision for income taxes for the six months ended June 30, 1998 increased $1.2 million to $1.9 million from $642,512 for the six months ended June 30, 1997. The Company's effective tax rate was 44.7% for the six months ended June 30, 1998 as compared to 40.5% for the corresponding period of the prior year. Increased amortization of goodwill, most of which was not deductible for tax purposes, was the reason for the higher tax rate during the 1998 six month period.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash flows used in operating activities totaled $5.1 million for the first six months of 1998 compared to $638,963 used by operating activities during the first six months of 1997. The change in net cash flows from operating activities, was due primarily to an increase in accounts receivable and inventory and to support business growth.

     Net cash used in investing activities was $18.0 million for the six months ended June 30, 1998 versus $1.2 million for the six months ended June 30, 1997. The net cash used in investing activities primarily reflects the acquisitions completed during the period. Net cash provided by financing activities totaled $23.0 million for the six months ended June 30, 1998 compared with $1.1 million for the six months ended June 30, 1997. This increase was due primarily to the June 30 stock offering, the proceeds of which were used to repay borrowings (in the third quarter).

     Capital expenditures for the six months ended June 30, 1998 totaled $1.2 million and were used primarily to upgrade the Company's management information systems.

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

CREDIT FACILITY

     On January 8, 1998, the Company revised its Credit Facility. The new Credit Facility is a $50.0 million secured revolving credit facility provided by National City Bank, Dayton, Ohio (the "Bank") and two other banks. The Credit Facility contains restrictive covenants which include, among other restrictions:
(i) the maintenance of certain financial ratios; (ii) restrictions on ( a ) the purchase or sale of assets, ( b ) any merger, sale or consolidation activity, ( c ) loans, investments and guarantees made by the Company, ( d ) lease, sale and leaseback transactions, and ( e ) capital expenditures; and (iii) certain limitations on the incurrence of other indebtedness; and (iv) the prohibition of the payment of cash dividends and the repurchase of the Company's stock. In addition, the Credit Facility is collateralized by substantially all of the Company's assets.

     Loans may be made at the Bank's prime rate (the "Prime Rate") or at the defined published eurodollar rate plus a "eurodollar margin" which ranges from 150 to 225 basis points ("Applicable Eurodollar Margin") based on the Company's ratio of consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (the "Debt/EBITDA Ratio") ranging from greater than 2.75:1 (for which the Applicable Eurodollar Margin would be the highest) to less than 2.0:1 (for which the Applicable Eurodollar Margin would be the lowest). In addition, the Company has agreed to pay a commitment fee ranging from 20.0 to 37.5 basis points per annum, depending upon the Company's EBITDA Ratio and a letter of credit fee equal to the Applicable Eurodollar Margin then in effect, plus a facing fee of 1/8 of 1% per annum on the credit amount.

     The indebtedness under the Credit Facility is secured by substantially all of the assets of the Company, including accounts receivable, equipment and inventory. In addition, the Credit Facility requires that the Company maintain as of June 30, 1998 a net worth of $17.7 million and thereafter increasing by an amount equal to 50.0% of the Company's net income and 90% of stock issued beginning with the fourth quarter of 1997, maintain the ratio of total indebtedness to earnings before interest, taxes, depreciation and amoritzation below 3.75, and maintain a fixed change coverage ratio of at least 1.40. The Credit Facility also contains certain other covenants. The Company was, at June 30, 1998 and is, as of the date hereof, in compliance with all covenants.

     Loans under the Credit Facility have a maturity date of December 29, 2000. All borrowings under the Credit Facility are classified as long-term debt.

Year 2000

1) THE RISKS AND THE COMPANY'S STATE OF READINESS:
     The Company is aware of the issues associated with the hardware, software and operating systems in existing computer and telecommunication systems as the millennium approaches. The "year 2000" problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. The issue is whether computer and other computer operated systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

     The Company is utilizing internal and external resources to identify and correct, or reprogram, all systems for year 2000 compliance. The Company's AS/400 hardware and operating system are already compliant. The Company is in the process of a corporate wide financial and distribution software package from
J. D. Edwards Company in response to the Company's expansion and acquisition program. This software package is already year 2000 compliant, and installation is expected to be complete January 1, 1999.

     All other equipment is currently undergoing compliance testing. In cases of non-compliance, equipment will be replaced by January 1, 1999. This equipment includes PCs, networking equipment and telecommunication equipment.

2)   THE COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES:
     The cost of year 2000 compliance to date, primarily due to the investigation of the company's year 2000 issues, has approximated $15,000. Due to the fact that most of the Company's computer and telecommunications equipment is relatively new, the cost to bring it into compliance is currently estimated to be less than $250,000.

3) THE COMPANY'S CONTINGENCY PLANS:
     The Company believes its Year 2000 plans are sufficient, but will develop contingency plans as needed in the future.

                             PART II-OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         The Company is, from time to time, involved in litigation in the ordinary course of its business. As of the date of this Form 10-Q, management does not believe that such litigation is material.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         Not applicable.

ITEM 5.  OTHER INFORMATION
         Important Dates Relating to Stockholders Proposals for the 1999 Annual Meeting of Stockholders

     As noted in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held April 29, 1998 under the caption "Stockholder Proposals," any proposal which a stockholder of the Company wishes to have included in the Company's proxy solicitation materials to be used in connection with the Company's 1999 Annual Meeting of Stockholders, must be received at the principal executive offices of the Company, 4750 Hempstead Station Drive, Dayton, Ohio 45429, Attention: Thomas C. Winstel, Secretary, no later than November 25, 1998.

     If the notice of such proposal is received after November 25, 1998, it will not be considered timely pursuant to Proxy Rule 14a-8 and such proposal will not be included in the Company's proxy soliciting materials.

     Stockholder proposals which are not submitted in inclusion in the Company's proxy materials pursuant to Rule 14a-8 under the Securities Exchange Act of 1934 may be brought before an annual meeting pursuant to Article IX.C. of the Company's Amended and Restated Articles of Incorporation ("Articles"), which provide that business must be properly brought before the meeting by or at the direction of the Board of Directors, or otherwise properly brought before the meeting by a stockholder. For business to be properly brought before an annual meeting by a stockholder, the stockholder must have given timely notice thereof in writing to the Secretary of the Company. To be timely, a stockholder's notice must be delivered to, or mailed and received at, the principal executive offices of the Company on or before January 23, 1998. A stockholder's notice shall set forth as to each matter the stockholder proposes to bring before the annual meeting such information required by the Company's Articles. If the proposal is not made in accordance with the terms of the Articles, such proposal will not be acted upon at the 1999 Annual Meeting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits

         27 Financial Data Schedule

         99 Safe Harbor Under the Private Securities Litigation Reform Act of
1995

(b) Reports on Form 8-K

         Report on Form 8-K regarding 3 for 2 Stock Split filed with the Securities and Exchange Commission on April 28, 1998.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         MIAMI COMPUTER SUPPLY CORPORATION
                                    (Registrant)


Date:  August 14, 1998

          By:  /s/ Ira H. Stanley
               Ira H. Stanley
               Vice President - Finance