Form 10-Q
period 1998-09-30
MIAMI COMPUTER SUPPLY CORP
filed 1998-11-16
CIK 1023519

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                     FORM 10-Q
                     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                                     (Mark One)
     [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

     At November 11, 1998, 11,235,607 shares of common stock, no par value per share, of the registrant were outstanding.

                         MIAMI COMPUTER SUPPLY CORPORATION

                                     FORM 10-Q
                          QUARTER ENDED SEPTEMBER 30, 1998

                                       INDEX

                                                                             PAGE
PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements:
  Consolidated Statement of Operations . . . . . . . . . . . . . . . . . .    3
  Consolidated Balance Sheet . . . . . . . . . . . . . . . . . . . . . . .    4
  Consolidated Statement of Cash Flows . . . . . . . . . . . . . . . . . .    5
  Notes to Consolidated Financial Statements . . . . . . . . . . . . . . .   6-7

Item 2.  Management's Discussion and Analysis of
  Results of Operations and Financial Condition. . . . . . . . . . . . . .   7-10

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . .    11
Item 2.  Changes in Securities. . . . . . . . . . . . . . . . . . . . . .    11
Item 3.  Default Upon Senior Securities.. . . . . . . . . . . . . . . . .    11
Item 4.  Submission of Matters to a Vote of Security Holders. . . . . . .    11
Item 5.  Other Information. . . . . . . . . . . . . . . . . . . . . . . .    11
Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .    11
Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    12


                           PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         MIAMI COMPUTER SUPPLY CORPORATION

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)


                                                                 QUARTER ENDED              NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                SEPTEMBER 30,
                                                                 -------------              -----------------
                                                              1998           1997           1998           1997
                                                         -------------  -------------  -------------  -------------
Net sales  . . . . . . . . . . . . . . . . . . . .       $  75,489,583  $  29,001,730  $ 197,797,028  $  71,351,489
Cost of sales. . . . . . . . . . . . . . . . . . .          58,612,237     23,608,006    154,296,662     58,616,014
                                                         -------------  -------------  -------------  -------------

Gross profit . . . . . . . . . . . . . . . . . . .          16,877,346      5,393,724     43,500,366     12,735,475

Selling, general and administrative
  expenses . . . . . . . . . . . . . . . . . . . .          13,394,779      4,364,419     34,660,213     10,121,730
                                                         -------------  -------------  -------------  -------------

Operating income . . . . . . . . . . . . . . . . .           3,482,567      1,029,305      8,840,153      2,613,745
Interest expense . . . . . . . . . . . . . . . . .            (348,369)       (51,385)    (1,592,844)       (75,969)
Other income . . . . . . . . . . . . . . . . . . .              38,582          2,328        117,409         28,921
                                                         -------------  -------------  -------------  -------------

Income before income taxes . . . . . . . . . . . .           3,172,780        980,248      7,364,718      2,566,697
Provision for income taxes . . . . . . . . . . . .           1,387,778        406,803      3,259,574      1,049,315
                                                         -------------  -------------  -------------  -------------

Net income . . . . . . . . . . . . . . . . . . . .       $   1,785,002  $     573,445  $   4,105,144  $   1,517,382
                                                         -------------  -------------  -------------  -------------
                                                         -------------  -------------  -------------  -------------

Earnings per share of common stock-
  basic . . . . . . . .  . . . . . . . . . . . . .       $        0.17  $        0.10  $        0.46  $        0.27
                                                         -------------  -------------  -------------  -------------
                                                         -------------  -------------  -------------  -------------

Earnings per share of common stock-
  diluted. . . . . . . . . . . . . . . . . . . . .       $        0.17  $        0.10  $        0.45  $        0.27
                                                         -------------  -------------  -------------  -------------
                                                         -------------  -------------  -------------  -------------

Weighted average number of common
  shares outstanding-basic . . . . . . . . . . . .          10,553,191      5,893,077      8,925,673      5,538,015
                                                         -------------  -------------  -------------  -------------
                                                         -------------  -------------  -------------  -------------

Weighted average number of common
  shares outstanding-diluted . . . . . . . . . . .          10,788,005      5,923,013      9,129,690      5,570,507
                                                         -------------  -------------  -------------  -------------
                                                         -------------  -------------  -------------  -------------

The accompanying notes are an integral part of these consolidated financial statements.

                         MIAMI COMPUTER SUPPLY CORPORATION

                            CONSOLIDATED BALANCE SHEETS
                                    (UNAUDITED)


                                                          SEPTEMBER 30,   DECEMBER 31,
                                                              1998           1997
                                                          -------------   ------------
Assets
Current assets:
  Cash .  . . . . . . . . . . . . . . . . . . . . . . .   $  1,660,721   $  1,662,420
  Accounts receivable . . . . . . . . . . . . . . . . .     48,524,478     21,490,282
  Inventories . . . . . . . . . . . . . . . . . . . . .     30,480,339      9,111,620
  Prepaid expenses. . . . . . . . . . . . . . . . . . .        920,099        314,060
  Deferred income tax assets. . . . . . . . . . . . . .        244,159        275,206
                                                          -------------   ------------
    Total current assets. . . . . . . . . . . . . . . .     81,829,796     32,853,588

Property and equipment - net of accumulated
  depreciation. . . . . . . . . . . . . . . . . . . . .      7,942,414      1,885,131
Other assets:
  Intangible assets . . . . . . . . . . . . . . . . . .     59,122,227     14,408,481
  Other . . . . . . . . . . . . . . . . . . . . . . . .      1,865,891        773,745
                                                          -------------   ------------
     Total assets . . . . . . . . . . . . . . . . . . .   $150,760,328    $49,920,945
                                                          -------------   ------------
                                                          -------------   ------------

Liabilities and Stockholders' Equity
Current liabilities:
  Line-of-credit. . . . . . . . . . . . . . . . . . . .   $               $ 8,040,313
  Notes payable relating to business combinations . . .                     2,791,000
  Accounts payable - trade. . . . . . . . . . . . . . .     23,039,970     11,338,272
  Accrued expenses, taxes and withholdings. . . . . . .      5,925,613      2,440,737
  Current portion of long-term debt . . . . . . . . . .        132,477         55,467
                                                          -------------   ------------
    Total current liabilities . . . . . . . . . . . . .     29,098,060     24,665,789

  Long-term debt. . . . . . . . . . . . . . . . . . . .     32,115,898        112,615
  Deferred income taxes . . . . . . . . . . . . . . . .         83,218        111,644
                                                          -------------   ------------

    Total liabilities . . . . . . . . . . . . . . . . .     61,297,176     24,890,048
                                                          -------------   ------------
Stockholders' equity:
  Preferred stock, no par value, 5,000,000 shares
    authorized; none outstanding at September 30, 1998
    and December 31, 1997 . . . . . . . . . . . . . . .
  Common stock, no par value; 30,000,000 shares
    authorized, 11,209,540 shares outstanding at
    September 30, 1998; 6,621,164 shares outstanding at
    December 31, 1997 . . . . . . . . . . . . . . . . .
  Additional paid-in capital. . . . . . . . . . . . . .     80,074,735     19,095,494
  Retained earnings . . . . . . . . . . . . . . . . . .     10,055,547      5,950,403
  Less - Treasury stock, at cost  . . . . . . . . . . .       (667,130)       (15,000)
                                                          -------------   ------------

    Total stockholders' equity. . . . . . . . . . . . .     89,463,152     25,030,897
                                                          -------------   ------------

    Total liabilities and stockholders' equity. . . . .   $150,760,328    $49,920,945
                                                          -------------   ------------
                                                          -------------   ------------


    The accompanying notes are an integral part of these consolidated financial statements.

                         MIAMI COMPUTER SUPPLY CORPORATION

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)


                                                                             NINE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                             -----------------
                                                                             1998           1997
                                                                         ------------   ------------
Cash flows used in operating activities:
  Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  4,105,144   $  1,517,382
  Adjustments to reconcile net income to cash used in
    operating activities:
Depreciation and amortization . . . . . . . . . . . . . . . . . . . .       1,556,998        278,739
Changes in assets and liabilities net of effects of acquisitions of businesses:
    Accounts receivable . . . . . . . . . . . . . . . . . . . . . . .     (10,430,480)    (3,813,480)
    Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . .      (7,690,687)    (1,548,632)
    Prepaid expenses and deposits . . . . . . . . . . . . . . . . . .        (461,680)       251,360
    Accounts payable - trade. . . . . . . . . . . . . . . . . . . . .       1,545,912      2,384,705
    Accrued expenses, taxes and withholding . . . . . . . . . . . . .       1,095,094       (158,397)
                                                                         ------------   ------------
    Cash used in operating activities . . . . . . . . . . . . . . . .     (10,279,699)    (1,088,323)
                                                                         ------------   ------------
Cash flows from investing activities:
  Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . .      (3,371,027)      (427,541)
  Investment in other assets. . . . . . . . . . . . . . . . . . . . .        (482,129)      (140,000)
  Business combinations . . . . . . . . . . . . . . . . . . . . . . .     (28,302,984)    (2,485,000)
  Cash included in acquisitions . . . . . . . . . . . . . . . . . . .         529,645         83,657
                                                                         ------------   ------------

Cash used in investing activities . . . . . . . . . . . . . . . . . .     (31,626,495)    (2,968,884)
                                                                         ------------   ------------
Cash flows from financing activities:
  Net proceeds from offering of common stock. . . . . . . . . . . . .      35,928,772
  Net borrowings (payments) under line-of-credit. . . . . . . . . . .      23,859,686      3,553,440
  Increase in long-term debt. . . . . . . . . . . . . . . . . . . . .         236,428
  Principal payments on long-term debt. . . . . . . . . . . . . . . .        (170,978)       (27,238)
  Payment of debt acquired in business combinations . . . . . . . . .     (14,676,350)
  Purchase of treasury shares, net of issuance. . . . . . . . . . . .      (3,273,063)
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              --        (82,899)
                                                                         ------------   ------------

Cash provided by financing activities . . . . . . . . . . . . . . . .      41,904,495      3,443,303
                                                                         ------------   ------------

Net decrease in cash. . . . . . . . . . . . . . . . . . . . . . . . .          (1,699)      (613,904)
  Cash - beginning of period. . . . . . . . . . . . . . . . . . . . .       1,662,420        780,875
                                                                         ------------   ------------

Cash - end of period  . . . . . . . . . . . . . . . . . . . . . . . .    $  1,660,721   $    166,971
                                                                         ------------   ------------
                                                                         ------------   ------------
Supplemental cash flow information:
  Cash paid for interest. . . . . . . . . . . . . . . . . . . . . . .    $  1,452,456   $     76,456
  Cash paid for income taxes. . . . . . . . . . . . . . . . . . . . .       2,989,688        935,358
  Common stock issued in business combinations. . . . . . . . . . . .      27,386,398     10,746,245


    The accompanying notes are an integral part of these consolidated financial statements.

                         MIAMI COMPUTER SUPPLY CORPORATION

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)

NOTE 1 - GENERAL

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions and requirements of Form 10-Q. Consequently, they do not include all the disclosures required under generally accepted accounting principles for complete financial statements. However, in the opinion of the management of Miami Computer Supply Corporation (the "Company"), the consolidated financial statements presented herein contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company and its consolidated subsidiaries. The results of operations for the period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period. For further information regarding the Company's accounting policies and the basis of presentation of the financial statements, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

NOTE 2 - COMMON STOCK

     On March 26, 1998, the Company declared a three for two stock split on its common stock, which was payable on April 24, 1998. All share and per share data contained herein has been restated to reflect the stock split.

     On June 30, 1998, the Company completed a public stock offering ("Offering") for 2,100,000 shares of its common stock. Proceeds from the Offering were $16.00 per share less the underwriting discount and related offering expenses. The Offering closed on July 6, 1998. On July 23, 1998, in connection with the Offering, the underwriters overallotment of 315,000 shares were sold at $16.00 per share less the underwriting discount.

     In September 1998, the Board of Directors authorized the repurchase of up to 5.0% of the outstanding shares of common stock of the Company through open-market repurchases and privately negotiated purchases, if any, from time to time when deemed appropriate by management.

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

     Effective March 1, 1998 and June 1, 1998, the Company completed its acquisitions of Computer Showcase, Inc. ("CS") and Electronic Image Systems, Inc. ("EIS") in purchase business combinations. CS is a distributor of visual presentation systems and products and EIS is a distributor and integrator of presentation systems. The acquisitions were not significant to the Company's consolidated financial statements.

     Effective September 1, 1998, the Company completed the acquisition of Consolidated Media Systems, Inc. ("CMS") in a business purchase combination. CMS is a distributor of business and professional audio-video products. The purchase price was comprised of $10,246,500 in cash, and 632,586 shares of the Company's common stock with a fair value of $10,453,500. The purchase price was allocated to the estimated fair values of the assets acquired and liabilities assumed with the residual being allocated to intangible assets (goodwill) which is being amortized over a forty year life.

     The following pro forma data reflects the impact of the foregoing business combinations as if they had occurred on the first day of each period indicated.

                                                           3 Months Ended               9 Months Ended
                                                           September 30,                 September 30,
                                                       1998           1997           1998           1997
                                                       ----           ----           ----           ----
   Net sales . . . . . . . . . . . . . . . .      $  92,051,599  $  72,687,529  $ 253,716,805  $ 212,490,154
   Net income. . . . . . . . . . . . . . . .          1,893,261        181,318      4,220,926      1,933,690
   Earnings per share of common stock
     basic . . . . . . . . . . . . . . . . .                .18            .02            .44            .22
   Earnings per share of common stock
     diluted . . . . . . . . . . . . . . . .                .17            .02            .43            .21


     Effective September 25, 1998, the Company completed its acquisition of Optical Express Computer Supplies, Inc., ("Optical Express") in a purchase business combination. Optical Express is a distributor of computer and data storage supplies in Minneapolis, Minnesota. This acquisition was not significant to the Company's financial statements.

NOTE 4 - LONG TERM DEBT

     As disclosed in the Company's consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 1997, in January 1998, the Company entered into a new $50 million borrowing arrangement permitting the Company to borrow funds for a three year period. Accordingly, borrowings under the arrangement at September 30, 1998 have been classified as long-term debt.

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

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

     NET SALES. Net sales for the three months ended September 30, 1998 increased by $46.5 million, or 160.3%, to $75.5 million from $29.0 million for the three months ended September 30, 1997. Of the increase, sales to the Company's core customer base increased 19.5%; the balance of the increase resulted from acquisitions.

     GROSS PROFIT. Gross profit for the three months ended September 30, 1998 increased by $11.5 million, or 212.9% to $16.9 million from $5.4 million for the three months ended September 30, 1997. Gross profit as a percentage of net sales for the three months ended September 30, 1998 was 22.4% compared to18.6% for the three months ended September 30, 1997. The increase in the gross profit percentage was due primarily to the result of the higher margins of MW, which was acquired effective January 1, 1998.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three months ended September 30, 1998 increased by $9.0 million, to $13.4 million from $4.4 million for the three months ended September 30, 1997. The majority of the increase resulted from acquisitions the Company has completed since September 30, 1997. As a percentage of net sales, selling, general and administrative expenses were 17.7% for the three months ended September 30, 1998 compared to 15.0% for the three months ended September 30, 1997. This increase as a percentage of sales is due primarily from the results of MW, which has a higher selling, general and administrative expense percentage, while maintaining a higher gross profit percentage.

     OPERATING INCOME. Operating income for the three months ended September 30, 1998 increased by $2.5 million to $3.5 million from $1.0 million for the three months ended September 30, 1997 for the reasons stated above. Operating margin increased to 4.6% for the three months ended September 30, 1998 compared to 3.5% for the three months ended September 30, 1997.

     INTEREST EXPENSE. Interest expense for the three months ended September 30, 1998 increased by $296,984 to $348,369 from $51,385 for the three months ended September 30, 1997 due primarily to the increased level of indebtedness during 1998, utilized to fund business combinations and the growth in working capital. Proceeds from the June 30, 1998 stock offering were used to reduce the outstanding debt at that date.

     PROVISION FOR INCOME TAXES. The provision for income taxes for the three months ended September 30, 1998 increased $980,975 to $1,387,778 from $406,803 for the three months ended September 30, 1997. The Company's effective tax rate was 43.7% for the three months ended September 30, 1998 and 41.5% for the three months ended September 30, 1997. Increased amortization of goodwill, most of which was not deductible for tax purposes, was the reason for the higher tax rate during the 1998 three month period.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

NET SALES. Net sales for the nine months ended September 30, 1998 increased by $126.4 million, or 177.0%, to $197.8 million from $71.4 million for the nine months ended September 30, 1997. Of the increase, sales to the Company's core customer base increased 18.7%; the balance of the increase resulted from acquisitions.

GROSS PROFIT. Gross profit for the nine months ended September 30, 1998 increased by $30.8 million, or 242.6% to $43.5 million from $12.7 million for the nine months ended September 30, 1997. Gross profit as a percentage of net sales for the nine months ended September 30, 1998 was 22.0% compared to 17.8% for the nine months ended September 30, 1997. The increase in the gross profit percentage was due primarily to the result of the higher margins of MW, which was acquired effective January 1, 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the nine months ended September 30, 1998 increased by $24.5 million, to $34.7 million from $10.2 million for the nine months ended September 30, 1997. The majority of the increase resulted from
acquisitions the Company has completed since September 30, 1997.   As a
percentage of net sales, selling, general and administrative expenses were 17.5% for the nine months ended September 30, 1998 compared to 14.2% for the nine months ended September 30, 1997. This increase as a percentage of sales is due primarily from the results of MW, which has a higher selling, general and administrative expense percentage, while maintaining a higher gross profit percentage.

OPERATING INCOME. Operating income for the nine months ended September 30, 1998 increased by $6.2 million to $8.8 million from $2.6 million for the nine
months ended September 30, 1997, for the reasons stated above.   Operating
margins were 4.5% for the nine months ended September 30, 1998 compared to 3.7% for the nine months ended September 30, 1997.

INTEREST EXPENSE. Interest expense for the nine months ended September 30, 1998 increased to $1,592,844 from $75,969 for the nine months ended September 30, 1997 due primarily to the increased level of indebtedness during 1998, which was used for business combinations and working capital.

PROVISION FOR INCOME TAXES. The provision for income taxes for the nine months ended September 30, 1998 increased $2.3 million to $3.3 million from $1.0 million for the nine months ended September 30, 1997. The Company's effective tax rate was 44.3% for the nine months ended September 30, 1998 as compared to 40.9% for the corresponding period of the prior year. Increased amortization of goodwill, most of which was not deductible for tax purposes, was the reason for the higher tax rate during the 1998 nine month period.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash flows used in operating activities totaled $10.3 million for the first nine months of 1998 compared to $1.1 million used by operating activities during the first nine months of 1997. The change in net cash flows from operating activities was due primarily to an increase in accounts receivable and inventory and to support business growth.

     Net cash used in investing activities was $31.6 million for the nine months ended September 30, 1998 versus $3.0 million for the nine months ended September 30, 1997. The net cash used in investing activities primarily reflects the acquisitions completed during the period. Net cash provided by financing activities totaled $41.9 million for the nine months ended September 30, 1998 compared with $3.4 million for the nine months ended September 30, 1997. This increase was due to the June 30, 1998 stock offering, the proceeds of which were used to repay borrowings in the third quarter.

     Capital expenditures for the nine months ended September 30, 1998 totaled $3.4 million and were used primarily to upgrade the Company's management information systems.

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

CREDIT FACILITY

     On January 8, 1998, the Company revised its Credit Facility. The new Credit Facility is a $50.0 million secured revolving credit facility provided by National City Bank, Dayton, Ohio (the "Bank") and two other banks. The Credit Facility contains restrictive covenants which include, among other restrictions: (i) the maintenance of certain financial ratios; (ii) restrictions on ( a ) the purchase or sale of assets, ( b ) any merger, sale or consolidation activity, ( c ) loans, investments and guarantees made by the Company, ( d ) lease, sale and leaseback transactions, and ( e ) capital expenditures; and (iii) certain limitations on the incurrence of other indebtedness; and (iv) the prohibition of the payment of cash dividends and the repurchase of the Company's stock which restriction was waived in connection with the Company's stock repurchase program and the Company's Employee Payroll Deduction Stock Purchase Plan.

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

     The indebtedness under the Credit Facility is secured by substantially all of the assets of the Company, including accounts receivable, equipment and inventory. In addition, the Credit Facility requires that the Company maintain as of September 30, 1998 a net worth of $17.7 million and thereafter increasing by an amount equal to 50.0% of the Company's net income and 90% of stock issued beginning with the fourth quarter of 1997, maintain the ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization below 3.75, and maintain a fixed charge coverage ratio of at least 1.40. The Credit Facility also contains certain other covenants. The Company was, at September 30, 1998 and is, as of the date hereof, in compliance with all covenants.

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

     The Company is utilizing internal and external resources to identify and correct, or reprogram, all systems for year 2000 compliance. The Company's AS/400 hardware and operating system are already compliant. The Company is in the process of implementing a corporate wide financial and distribution software package from J. D. Edwards Company in response to the Company's expansion and acquisition program. This software package is already year 2000 compliant, and installation is expected to be complete January 1, 1999. Implementation of the J.D. Edwards Company software package is on schedule for the January 1, 1999 installation. The Company's subsidiaries will be converted to this software package during the first six months of 1999.

     All other equipment is currently undergoing compliance testing. In cases of non-compliance, equipment will be replaced by January 1, 1999. This equipment includes PCs, networking equipment, telecommunication equipment, phone and alarm systems.

     The Company has not completed an assessment of third party readiness. The Company regularly carries products and accessories manufactured by over 500 original equipment manufacturers. Approximately 54.3% of the Company's net sales for the nine months ended September 30, 1998 were provided by its key suppliers. The Company intends to obtain written assurance from these suppliers that they expect to be Year 2000 compliant on a timely basis. Should a significant number of the Company's suppliers not be Year 2000 compliant, the Company might not be able to supply its customers with product on a timely basis. Such a disruption could have a material adverse affect on the Company's operation and financial performance. The Company expects to complete its evaluation of third party readiness during the first quarter of 1999.

2) THE COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES:
     The cost of year 2000 compliance and J.D. Edwards conversion to date has approximated $1.5 million. The cost to bring the Company into compliance and convert its financial and distribution systems to the J. D. Edwards system is currently estimated to be approximately $4.8 million.

3) THE COMPANY'S CONTINGENCY PLANS:
     The Company is continuing to develop contingency plans as needed in the future.

                             PART II-OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
     The Company is, from time to time, involved in litigation in the ordinary course of its business. As of the date of this Form 10-Q, management does not believe that such litigation is material.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
     On April 30, 1997, the Company purchased certain specified assets and assumed certain liabilities of Imperial Data Supply Corporation, a Washington Corporation ("IDSC"). The Company issued 106,383 shares of its Common Stock to John Keegan, the President and a stockholder of IDSC, Valerie Keegan, the wife of John Keegan a stockholder of IDSC, Melva Potter, a stockholder of IDSC and the William H. Potter Testamentary Trust, also a stockholder of IDSC, as a portion of the consideration paid for said assets.

     On July 1, 1997, the Company acquired Force 4 D.P. Supplies, Inc., an Oregon corporation ("Force 4"), by means of Force 4's merger with and into MCSC Oregon Acquisition Corporation, a subsidiary of the Company organized in Oregon. The Company issued 129,730 shares of its Common Stock to Daniel W. Wisdom, President and sole stockholder of Force 4, as a portion of the consideration paid for 100% of the issued and outstanding common stock of Force 4.

     On July 15, 1997, the Company acquired Data Associates, Inc., a Georgia corporation ("Data"), by means of Data's merger with and into MCSC Georgia Acquisition Corporation, a subsidiary of the Company organized in Georgia. The Company issued 154,996 shares of its Common Stock to Gerald G. Gould, President and 50.1% stockholder of Data, and J. Philip Crone, Vice President and 49.9% stockholder of Data, as a portion of the consideration paid for 100% of the issued and outstanding common stock of Data.

     On October 8, 1997, the Company acquired NTI Data Products, Inc. a New Hampshire corporation ("NTI"), by means of NTI's merger with and into MCSC New Hampshire Acquisition Corporation, a subsidiary of the Company organized in New Hampshire. The Company issued 137,501 shares of its Common Stock to Thomas R. James, President and a stockholder of NTI, and Stephen M. Mulloy, Vice President and a stockholder of NTI, as a portion of the consideration paid for 100.0% of the issued and outstanding common stock of NTI.

     On December 5, 1997, the Company acquired Britco, Inc., a Texas corporation ("Britco"), by means of Britco's merger with and into MCSC Texas Acquisition Corporation, a subsidiary of the Company organized in Texas. The Company issued 275,000 shares of its Common Stock to Gretchen K. Ferguson, the President and a stockholder of Britco, and Charles L. Ferguson, the Vice President and a stockholder of Britco, as a portion of the consideration paid for 100.0% of the issued and outstanding common stock of Britco.

     On December 31, 1997, the Company acquired TBS Printware Corporation, a California corporation ("TBS"), by means of TBS's merger with and into MCSC Fremont Acquisition Corporation, a subsidiary of the Company organized in California. The Company issued 315,000 shares of its Common Stock to Robert Salomon, a director, the Chief Executive Officer and a stockholder of TBS, John McCoubrie, a director, the President and a stockholder of TBS and Lothar Rowe, a director and a stockholder of TBS as a portion of the consideration paid for 100.0% of the issued and outstanding common stock of TBS.

     On January 15, 1998, the Company acquired Minnesota Western/Creative Office Products, Inc., a California corporation ("MW"), by means of MW's merger with and into MCSC California Acquisition Corporation, a subsidiary of the Company organized in California. The Company issued 1,322,555 shares of its Common Stock to H. Clark Gilson, a director, the President and a stockholder of MW, individually and together with Kay A. Gilson, his spouse, as Trustees of the Gilson Trust, dated November 5, 1993, Ruy J. Pereira, a director, a Vice President and a stockholder of MW, individually and as Trustee of the Pereira Trust, dated November 12, 1992, Mr. Larry R. Goodman, a director, a Vice President and a stockholder of MW, individually and together with Linda D. Goodman, his spouse, as Trustees of the Goodman Trust, dated February 7, 1994, as a portion of the consideration paid for 100.0% of the issued and outstanding common stock of MW.

     On March 3, 1998, the Company acquired Computer Showcase, Inc., a Georgia corporation ("CSI"), by means of CSI's merger with and into MCSC Bulldog Acquisition Corporation, a subsidiary of the Company organized in Georgia. The Company issued 180,269 shares of its Common Stock to Deborah Smith, a director, the President and a stockholder of CSI and Jerrold H. Smith, a director, the Vice President and a stockholder of CSI, as a portion of the consideration paid for 100.0% of the issued and outstanding common stock of CSI.

     On June 15, 1998, the Company acquired Electronic Image Systems, Inc., a Washington corporation ("EIS"), by means of EIS's merger with and into MCSC Cougar Acquisition Corporation, a subsidiary of the Company organized in Washington. The Company issued 132,136 shares of its Common Stock to Michael C. Richardson, a director, the Chief Executive Officer, Secretary, and Vice President and a stockholder of EIS and Michael A. Clark, a director, the President and a stockholder of EIS, as a portion of the consideration paid for 100% of the issued and outstanding common stock of EIS.

     On September 11, 1998, the Company acquired Consolidated Media Systems, Inc., a Tennessee Corporation, by means of CMS' merger with and into MCSC Tennessee Acquisition Corporation, a subsidiary of the Company organized in Tennessee. The Company issued 632,586 shares of its Common Stock to Donald
W. Sandlin, President and a stockholder of CMS, John W. Miles, Secretary-Treasurer and a stockholder of CMS, and John D. Lentz, board member and a stockholder of CMS, as a portion of the consideration paid for 100% of the issued and outstanding common stock of CMS.

     On September 25, 1998, the Company acquired Optical Express, Inc., a Minnesota Corporation ("Optical") by means of Optical's merger with and into MCSC. The Company issued 39,966 shares of its Common Stock to Warren Michael Adams, President and a stockholder of Optical, Michael G. Brown, Vice-President of Marketing and a stockholder of Optical, and Thomas R. Murphy, Sales Manager and a stockholder of Optical, as a portion of the consideration paid for said assets.

     Each of the foregoing transactions was exempt from the registration requirements of the Securities Act under Section 4(2) therof and Rule 506 of Regulation D of the General Rules and Regulations promulgated thereunder ("Regulation D"). the securities in each of the foregoing acquisitions were privately placed with individuals, who represented their status as accredited investors as that term is defined in Rule 501(a) of Regulation D.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not applicable.

ITEM 5.  OTHER INFORMATION
     Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a)  Exhibits


Exhibit No.                         Exhibit Description
--------------------------------------------------------------------------------
    3.1        Amended and Restated Articles of Incorporation of Miami Computer
               Supply Corporation.(1)

    3.2        Amended and Restated Code of Regulations of Miami Computer Supply
               Corporation.(1)

    4.0        Form of Stock Certificate of Miami Computer Supply
               Corporation.(1)

   10.1        Lease by and between Draft Partnership and Miami Computer Supply,
               Inc. dated October 26, 1995.(1)

   10.2 Lease by and between John Schwarz, Sr., Marcella Schwarz, John and Robert T. Schwarz and Miami Computer Supply, Inc., dated June
               30, 1994.(1)

   10.3        Miami Computer Supply, Inc. Profit Sharing Plan.(1)

   10.4        Miami Computer Supply, Inc. Section 125C Cafeteria Plan.(1)

   10.5        Credit Facility between Miami Computer Supply, Inc. and National
               City Bank, as Administrative Agent, and the Named Lending
               Institutions, dated January 8, 1998.(2)

   10.5.1      Amendment No. 1 to Credit Facility dated February 13, 1998.(2)

   10.5.2      Amendment No. 2 to the Credit Facility dated May 15, 1998.(3)

   10.6        Epson Authorized Reseller Agreement dated June 28, 1995.(1)

   10.7        Proxima Reseller Agreement dated May 29, 1996.(1)

   10.8        Hewlett Packard U.S. Reseller Channel Agreement as amended
               January 1, 1996.(1)

   10.9        Lexmark Dealer Agreement dated November 1986.(1)

   10.10       3M Authorized Distributor Agreement dated January 27, 1987.(1)

   10.11 Employment Agreement by and between Miami Computer Supply, Inc., and Thomas C. Winstel dated May 30, 1996.(1)

   10.12       Employment Agreement by and between Miami Computer Supply, Inc.
               and Richard A. Newkold dated May 30, 1996.(1)

   10.13       Employment Agreement by and between Miami Computer Supply, Inc.
               and Roger E. Turvy dated May 30, 1996.(1)

   10.14       Employment Agreement by and between Miami Computer Supply, Inc.
               and Michael E. Peppel dated May 30, 1996.(1)

   10.15       Employment Agreement by and between Miami Computer Supply, Inc.
               and John C. Huffman III dated May 30, 1996.(1)

   10.16       Split Dollar Agreement by and between Miami Computer Supply, Inc.
               and Thomas C. Winstel dated December 1, 1995.(1)

   10.17       Split Dollar Agreement by and between Miami Computer Supply, Inc.
               and Richard A. Newkold dated December 1, 1995.(1)

   10.18       Split Dollar Agreement by and between Miami Computer Supply, Inc.
               and Roger E. Turvy dated December 1, 1995.(1)

   10.19       Miami Computer Supply Corporation 1996 Stock Option Plan.(1)

   10.20       Miami Computer Supply Corporation Non-employee Director Stock
               Option Plan.(1)

   10.21       Severance Agreement for Albert L. Schwarz dated December 23,
               1997.(4)

   10.22       Miami Computer Supply Corporation 1998 Employee Payroll Deduction
               Stock Purchase Plan.(3)

   10.23       Miami Computer Supply 1998 Stock Option Plan.(3)

   10.24       Agreement and Plan of Reorganization by and between Miami
               Computer Supply Corporation, MCSC Texas Acquisition Corporation,
               Britco, Inc., Gretchen K. Ferguson and Charles L. Ferguson dated
               November 26, 1997.(5)

   10.25       Agreement and Plan of Reorganization by and among Miami Computer
               Supply Corporation, MCSC California Acquisition Corporation,
               Minnesota Western/Creative Office Products, Inc. and the Named
               Stockholders dated November 21, 1997.(6)

   10.26       Agreement and Plan of Reorganization by and among Miami Computer
               Supply Corporation, MCSC Fremont Acquisition Corporation, TBS
               Printware Corporation and the Named Stockholders dated December
               23, 1997.(7)

   10.27       Lease Agreement by and between 921 Parker Street, a California
               General Partnership, and Minnesota Western/Creative Office
               Products, Inc. dated July, 1994.(3)

   10.28       Lease Agreement by and between 180 S. Prospect Partners and
               Minnesota Western/Creative Office Products, Inc. dated August 26,
               1996.(3)

   10.29       Agreement and Plan of Reorganization by and among Miami Computer
               Supply Corporation, MCSC Tennessee Acquisition Corporation,
               Consolidated Media Systems, Inc. and the Named Stockholders, dated July 16, 1998.(8)

   27.0        Financial Data Schedule.

   99.0        Safe Harbor Under the Private Securities Litigation Reform Act of
               1995.

------------------------
(1) Incorporated by reference from the Company's Registration Statement on Form S-1 as filed with the Commission on November 11, 1996, SEC File No. 333-12689.

(2) Incorporated by reference from the Company's Registration Statement on Form S-3 as filed with the Commission on March 5, 1998, SEC File No. 333-36299.

(3) Incorporated by reference from the Company's Registration Statement on Form S-1 filed with the Commission on May 27, 1998, as amended, SEC File No. 333-53639.

(4) Incorporated by reference from the Company's Form 8-K as filed with the Commission on January 2, 1998.

(5) Incorporated by reference from the Company's Current Report on Form 8-K as filed with the Commission on December 15, 1997.

(6) Incorporated by reference from the Company's Current Report on Form 8-K as filed with the Commission on January 30, 1998.

(7) Incorporated by reference from the Company's Current Report on Form 8-K as filed with the Commission on February 12, 1998.

(8) Incorporated by reference from the Company's Current Report on Form 8-K as filed with the Commission on September 23, 1998.

(b)  Reports on Form 8-K

     Report on Form 8-K, Item 5--Other Events, regarding the Company's Stock Repurchase Plan filed with the Securities and Exchange Commission on September 17, 1998.

     Report on Form 8-K, Item 2--Acquisition or Disposition of Assets and Item 7 Financial Statements And Exhibits, Regarding the Company's acquisition of Consolidated Media Systems, Inc. filed with the Securities and Exchange Commission on September 23, 1998. This form 8-K includes the following financial statements and pro forma data: unaudited financial statements of CMS as of June 30, 1998 and for the six months ended June 30, 1998 and 1997, and the audited financial statements of CMS as of December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997; unaudited proforma financial information of the Company reflecting the CMS acquisition as of June 30, 1998 and for the six months ended June 30, 1998 and for the year ended December 31, 1997.

(c)  Prospectus

     Report on Prospectus, regarding secondary offering of additional shares filed with the Securities and Exchange Commission on July 1, 1998.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         MIAMI COMPUTER SUPPLY CORPORATION
                                    (Registrant)

Date:  November 16, 1998

                     By:/s/ Ira H. Stanley
                        Ira H. Stanley
                        Vice President, Chief Financial Officer