Form 10-K
period 1998-12-31
MIAMI COMPUTER SUPPLY CORP
filed 1999-03-31
CIK 1023519

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

FORM 10-K FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


(MARK ONE)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended DECEMBER 31, 1998 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period from ______________ to _______________

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

                      Common Stock, No Par Value Per Share
                               TITLE OF EACH CLASS
                               -------------------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) had been subject to such
filing requirements for the past 90 days. Yes X No   .
                                             ---  ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

         Aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 29, 1998: $198,437,500. The amount shown is based on the closing price of the Registrant's Common Stock on the Nasdaq National Market on that date. Shares of Common Stock known by the Registrant to be beneficially owned by officers or directors of the Registrant are not included in the computation. The Registrant, however, has made no determination that such persons are "affiliates" within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934.

Number of shares of Common Stock outstanding at March 26, 1999:  11,627,180.

Documents incorporated by reference: Portions of the definitive proxy statement for the Annual Meeting of Stockholders to be held May 25, 1999, are incorporated by reference into Part III Items 10-13 hereof.

                        MIAMI COMPUTER SUPPLY CORPORATION


         As used in this report, the terms "MCSC," "Company," and "Registrant" mean Miami Computer Supply Corporation and its subsidiaries.



                                TABLE OF CONTENTS


                                                           PART I                                              PAGE
                                                                                                               ----
Item 1.  Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3-10
Item 2.  Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     11
Item 3.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     12
Item 4.  Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . . . . .     12



                                                           PART II
Item 5.  Market for the Registrant's Common  Equity and Related Stockholder Matters . . . . . . . . . . . .     13
Item 6.  Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    13-14
Item 7.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    14-18
Item 7A. Quantative and Qualitative Disclosures About Market Risk . . . . . . . . . . . . . . . . . . . . .     18
Item 8.  Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . . . . . . . . . . . .    19-34
Item 9.  Changes in and Disagreements With Accountants on Accounting
             and Financial Disclosure       . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     35



                                                          PART III
Item 10. Directors  and  Executive Officers of the Registrant . . . . . . . . . . . . . . . . . . . . . . .     36
Item 11. Executive  Compensation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     36
Item 12. Security  Ownership of  Certain Beneficial Owners and Management . . . . . . . . . . . . . . . . .     36
Item 13. Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . . . . . . . .     36



                                                         PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K  . . . . . .  . . . . . . . . . .    36-38
  Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     39


ITEM 1.  BUSINESS

  THE COMPANY

         Miami Computer Supply Corporation, which commenced its business operations in 1981, is a distributor of computer and office automation supplies and accessories and audio-visual presentation products throughout the United States, Canada and in other certain foreign countries. The Company distributes over 1,800 different core products to approximately 50,000 middle market and smaller companies and governmental, educational and institutional customers, including federal, state and local governmental agencies, universities and hospitals and, to a lesser extent, computer supply dealers primarily through its professional sales representatives.

         The Company sells primarily nationally known, name-branded products manufactured by approximately 500 original equipment manufacturers, including Hewlett-Packard, Lexmark, Canon and Imation (formerly a division of 3M Corporation) for computer supplies, and by Sharp, Epson, Proxima, Infocus and Sony for audio-visual presentation products. The Company's products include consumable supplies such as laser toner, copier toner, facsimile machine supplies, ink jet cartridges, paper, printer ribbons, diskettes, computer tape cartridges and accessories, including cleaning kits and media storage files, computer projection presentation hardware which permits the large-scale, high resolution projection of computer generated slides for presentation at meetings and video conferencing hard- and software. The Company's computer supply products are used in, or in conjunction with, a broad range of computer and office automation products such as mainframe, mini, personal, laptop and notebook computers, laser and ink jet printers, photocopiers, fax machines and data storage products. The Company's audio-visual presentation products are used singly with laptops or are part of an integrated system which is designed and installed by the Company. The Company believes it is currently the largest independent computer and office automation supply and audio-visual presentation products distributor in the United States and the only company focused on acquiring companies exclusively in this industry.

BUSINESS STRATEGY

         The Company's business strategy seeks to build on its strengths as a sales and service oriented business to increase its market share and achieve continued sales and earnings growth. In particular, the Company intends to continue to implement its strategy by: (i) expanding the scope of its operations, primarily through strategic acquisitions of computer and office automation supply and audio-visual presentation product distribution companies in metropolitan markets in the United States and overseas; (ii) increasing its revenues from its existing and new customers; and (iii) recruiting experienced sales representatives. The Company's objective is to enhance its position as a leading distributor of computer and office automation supplies and audio-visual presentation products, and to continue to increase net sales and net income through effective implementation of its operating and growth strategies.

         OPERATING STRATEGIES

         PROVIDE SUPERIOR CUSTOMER SERVICE. Customer service is at the core of the Company's operating philosophy. The Company provides its customers with high quality service and support through: its knowledgeable and motivated sales force, database and software capabilities that allow sales personnel real-time access to account histories and product pricing information, accurate and efficient delivery programs that fulfill most orders on an overnight basis, and effective post-sale service and product return programs.

         OFFER BROAD PRODUCT SELECTION AT COMPETITIVE PRICES. The Company distributes over 37,100 different computer and office automation supplies and audio-visual presentation and related products at competitive price points. The Company maintains a wide selection of name-brand products in stock to be shipped on a same day basis and delivered overnight.

         CAPITALIZE ON INDUSTRY FOCUS. The Company has focused solely on the computer supply and office automation and audio-visual presentation products industry and believes it has grown to be the largest such independent company in the industry. The Company believes its industry specialization provides an advantage over many of the Company's competitors, who are either substantially smaller businesses or who serve multiple or broader markets. The Company's niche focus allows the Company to effectively evaluate industry trends and opportunities, provide specialized customer service, establish and maintain advantageous vendor relationships and evaluate and capitalize on acquisition opportunities.

         DEVELOP AND MAINTAIN STRONG VENDOR RELATIONSHIPS. The Company's size and position in the industry permit it to negotiate attractive pricing, volume discounts and cooperative advertising from vendors. These concessions enable the Company to maintain its gross margin and also give the Company a competitive advantage, since such items are generally unavailable to smaller competitors. The Company believes that continued growth will strengthen its vendor relationships.

         INCREASE PROFITABILITY THROUGH WELL MANAGED GROWTH. Since its initial public offering in November 1996, the Company has successfully completed sixteen acquisitions and generated substantial internal growth while concurrently achieving increases in earnings per share. The company's success has resulted from the careful selection and management of acquisitions, effective selling strategies and effective management of operating costs.

         UTILIZE TECHNOLOGY TO IMPROVE OPERATIONS. The Company has continuously upgraded its management information systems ("MIS") and telecommunications systems to support its growth and expansion. The Company is installing new financial, inventory control and distribution software which is year 2000 compliant.

         GROWTH STRATEGIES

         PURSUE COMPLEMENTARY, ACCRETIVE ACQUISITIONS. The Company believes that the domestic and certain foreign computer supply and audio-visual presentation markets are highly fragmented and consist primarily of relatively smaller companies that sell within limited geographical areas. The Company believes that a significant consolidation opportunity exists and the Company intends to continue its aggressive program of consummating forward accretive acquisitions with companies in this industry. (See below.)

         INCREASE SALES TO EXISTING CUSTOMERS. The Company intends to increase sales to existing customers by emphasizing vertical marketing, cross-selling and add-on sales in order to increase the average order size. This effort will be supported by providing sales personnel with additional information about customer needs, customer purchasing patterns and product pricing options at the time of the sales call through the use of the Company's MIS.

         INCREASE REVENUES THROUGH SALES TO NEW CUSTOMERS IN EXPANDED GEOGRAPHICAL MARKETS. The Company intends to develop relationships with new customers in geographic locations not currently served by the Company by increasing the size of its sales force and by providing its sales representatives with training, support and sales leads relevant to the opening of new customer accounts.

         With more than 18 years of experience serving the large and expanding niche computer and office automation supply market, the Company has garnered specific knowledge regarding the customer base, its competitors and its suppliers. Accordingly, the Company believes that the domestic and certain foreign computer supply and the audio-visual presentation markets are highly fragmented and consist primarily of relatively smaller companies which typically sell within limited geographical areas. The typical acquisition candidate of the Company has a middle-market corporate end-user customer base in a major metropolitan area and sales of between $5.0 and $75.0 million. Management believes that attractive acquisition opportunities exist due to the need of these companies to affiliate with larger organizations in order to remain competitive. The Company's broad supplier relationships, cross-selling opportunities, expanded products line and in-house technical support should enable such companies to realize additional net sales and higher gross margins after the acquisition. The Company has acquired the stock or assets of ten regional computer and office automation supply companies, and six audio-visual presentation products companies since its initial public offering in November 1996. The Company believes there is a significant consolidation opportunity within the industry and, thus, intends to continue to aggressively pursue acquisitions of other end-user computer and office automation supply and audio-visual presentation product companies in the future. The Company has identified potential acquisition candidates and has had preliminary discussions with several such candidates. Except for confidentiality agreements and/or non-binding letters of intent by and between the Company and certain other computer supply or audio-visual presentation product distributors for the acquisition of the assets and liabilities, or the stock, of such other distributors which may be entered into from time to time, there are, as of the date of this Form 10-K, no understandings, agreements or arrangements between the Company and any other entity with respect to such an acquisition.

         Although other larger, better financed companies are currently engaged in a rapid consolidation of the office supply industry, and to a lesser extent, of computer supply distributors, the Company believes that it can effectively compete for acquisitions due to its niche market strategy, its knowledge of, and existing relationships with, many of the potential acquisition targets and its ability to offer such targets growth potential and a management philosophy which is clearly different from the large contract stationer consolidators. The Company believes that it is currently the only company focusing strictly on acquiring computer and office automation supply and audio-visual presentation product distribution companies and that such focus offers it the ability to increase revenues through such acquisitions at a faster rate than that of the large consolidators. In addition, the Company believes that it will be able to consolidate acquired companies into its business by, among other things, retaining existing senior management and the acquired company's sales force whenever possible, while expanding the Company's revenue base through product cross-selling and realizing certain cost savings in inventory, communications and shipping to achieve economies of scale.

THE COMPUTER SUPPLY AND AUDIO-VISUAL PRESENTATION PRODUCTS INDUSTRIES

         The Company estimates that the U.S. computer and office automation supply market totaled approximately $30 billion (at retail) in 1998. Industry sources indicate that the U.S. market for computer and office automation supplies will grow at a compound annual rate of approximately 6 to 8% over the next two years. The Company believes that the current size of the industry and its potential for future growth can be attributed to: (i) the increasing automation of the workplace as evidenced by the widespread use of personal computers ("PCs"), printers and computer network systems, (ii) the decline in unit prices of computer hardware and peripherals, making them more affordable to small and medium sized businesses and individuals, (iii) the growth in business presentation and graphics software, which results in the use of audio-visual presentation hardware, and (iv) the growth of high-quality printers that require more consumable supplies than older, less sophisticated printers.

         The Company believes that advances in printing technologies will further increase the demand for consumable computer supplies. In recent years, printer manufacturers have lowered the prices of their printers in order to establish a large installed base. The Company believes that the greater availability of affordable printers will further increase the demand for consumable computer supplies. Industry sources estimate that a printer customer typically must spend, over the life of the printer, twice as much on consumable goods as the cost of the printer itself.

         Industry sources estimate that the market for audio-visual presentation products was approximately $1.2 billion in 1998 and is expected to grow at a rate of approximately 20% over the next year. The Company believes industry growth is currently driven by improved business presentation and graphics software that results in increased use of audio-visual presentation hardware. While advances in technology continue to exert downward pricing pressure on the manufacturers who compete in this market, the audio-visual presentation products are priced at retail in the range of $2,000 to $30,000 and currently provide for gross margins higher than other products sold by the Company.

         The Company believes that the computer and office automation supply segment of its business is not generally subject to the risk of rapid technological advance and product obsolescence associated with the computer hardware or office equipment industries. In general, the demand for computer and office automation supplies is not dependent on new computer hardware or office equipment sales in any particular year, but rather reflects the installed base of equipment already in use. As a result, the consumable needs for any particular computer or office equipment will generally continue for an extended period of time, even after the manufacture of the particular computer or office equipment has been discontinued. Nevertheless, the Company attempts to insulate itself from the risk of technological obsolescence faced by original equipment manufacturers by (i) distributing a wide range of brand-name products, (ii) carrying primarily consumable supplies for computer or office equipment that the Company believes has a substantial installed base, and (iii) entering into agreements with major suppliers that allow the Company to return slow-moving inventory. See "--Inventory Management."

         The Company believes that the role of distributors in the computer and office automation supply and audio-visual presentation industry has increased in importance in recent years as an increasing number of end-users find that their need for computer supplies and audio-visual presentation products have increased dramatically and the number of products to choose from and the issues of compatibility of products have proliferated. The Company serves the needs of its customers through its knowledgeable and skilled sales and customer service personnel and timely and accurate order fulfillment.

THE COMPANY'S MARKET

         The Company believes that its primary market consists of small and medium size businesses and, to a lesser extent, large businesses, governments and institutions. The small business segment consists of businesses having 50 or fewer white-collar employees which has traditionally been served by small independent retailers located in close proximity to these customers and who generally sell at the manufacturer's suggested list prices. More recently, this segment has been targeted by the retail office products superstores and direct mail order companies, seeking to increase market share by offering lower prices and a wider product selection. The medium size business segment of this market consists of a broad range of business and other office automation and audio-visual presentation product users and have 50 to 500 white-collar employees. This segment has been historically serviced by traditional contract stationers and full-service office products distributors, and to a lesser extent by small local retailers and direct mail order companies. The Company believes that such companies do not provide all of the services that these small and medium size businesses need or desire, such as customized account histories which can tell customers about their order histories, customized billing and customized packing and shipping and the technical expertise of a knowledgeable sales force.

         The large business segment of the market consists of businesses, governments and institutions having more than 500 white-collar employees which have historically been served primarily by traditional contract stationers and full service office products distributors. These customers, many of which operate at multiple locations, seek competitively priced products, a high level of value-added service including next day delivery and account relationship management, credit terms and other information services. Although many of these organizations have a centralized purchasing function for office and computer supplies, the Company has found through experience, that such function does not always serve all departments of these organizations and that certain purchasing authority is decentralized. As a result, the Company's sales force attempts to visit the central purchasing manager as well as the computer network manager, the PC coordinator, the facilities manager and the office manager at the subject organization, each of whom may have different computer supply needs and purchasing or budgetary authority.

         The Company operates in all business segments of the computer and office automation supply and audio-visual presentation products distribution industry, which the Company believes generated approximately $31.2 billion in total U.S. annual sales in 1998. Historically, the corporate computer supply and office automation distribution segment has been populated by numerous contract stationers and computer supply companies, most of which operate in only one metropolitan area and have annual sales of less than $15 million. However, as the computer and office automation supply and audio-visual presentation product distribution industry continues to rapidly consolidate, in large measure as a result of the consolidation of the office products industry, the Company believes that many small companies will be unable to effectively compete and will stagnate, be acquired by larger companies or will be closed. Based upon annual revenues, the Company believes that it is the largest independent computer and office automation supply and audio-visual presentation product distribution company in the United States.

         Unlike the computer hardware or office equipment industry, the Company believes that the computer and office automation supply industry is not generally subject to the risk of rapid technological advances and subsequent product obsolescence. In general, the demand for computer supplies is not dependent on the level or type of computer hardware or office equipment sales in any particular year, but rather reflects the amount and type of equipment already in use ( the "installed base"). As a result, the consumable needs for any particular computer or office equipment will often continue for an extended period of time, even after the manufacture of such computer or office equipment is discontinued. Nevertheless, the Company attempts to insulate itself from the risk of technological obsolescence faced by manufacturers by (i) distributing a wide range of brand-name products so that the Company is not dependent upon the success of any particular computer or office equipment manufacturer, (ii) carrying primarily consumable supplies for computer or office equipment which the Company believes has a substantial installed base, and (iii) entering into agreements with major suppliers under which the Company can return slow-moving inventory. With respect to audio-visual presentation products, the Company insulates itself from technological obsolescence by dealing with the leading manufacturers, obtaining the ability to return old, unsold merchandise and by selling the manufacturer's newest models.

PRODUCTS

         The Company distributes an aggregate of over 37,100 different computer and office automation supplies and audio-visual presentation and related products and regularly updates its product line to reflect advances in technology and to avoid product obsolescence. The Company's major product categories can generally be classified as follows:

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

                  AUDIO-VISUAL PRESENTATION PRODUCTS. Audio-visual presentation products sold by the Company include overhead projectors, professional audio-visual equipment, LCD projection panels, LCD portable projectors, laser pointers, projection screens and other projection presentation accessories.

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

SUPPLIERS

         The Company's computer supply and office automation products are manufactured by approximately 500 original equipment manufacturers, including Hewlett-Packard, Sharp Electronics, Lexmark, Imation, Proxima, Epson, Sony and Canon. Approximately 52.4% and 51.9% of the Company's total net sales were derived from products supplied by the Company's ten largest original equipment manufacturers in 1998 and 1997, respectively. The sales of products supplied by Hewlett-Packard, Sharp and Lexmark accounted for approximately 13.0%, 8.0% and 7.7% respectively, of total net sales for 1998. The Company's audio-visual presentation products are manufactured by five original equipment manufacturers, including Sharp, Epson, Proxima, Infocus and Sony.

         The Company has entered into written distribution agreements with a majority of the major suppliers of the products it distributes including Hewlett-Packard, Lexmark, Imation, Sharp, Epson and Proxima. As is customary in the industry, these agreements generally provide non-exclusive distribution rights, have one year renewable terms, are terminable by either party at any time (with or without cause) and require notice of certain events such as a change in control of the Company. The Company considers its relationship with its major suppliers to be good and has recently renewed its direct purchasing agreements with Hewlett-Packard and several other suppliers. The Company is also discussing expanded direct purchasing arrangements with several major suppliers that would provide the Company with a broader product line and increased customer base. There can be no assurance, however, that a material change in the Company's relationship with one or more of its major suppliers will not occur and if it does occur, that it will not have a material adverse effect on the Company's business.

         Although the Company purchases most of its products directly from authorized U.S. manufacturers, the Company also purchases products from foreign and domestic sources. Depending upon product pricing and availability, the Company also purchases products from secondary sources, such as wholesalers and selected dealers, other than from the direct manufacturer. Approximately 17% and 23% of the Company's total net sales were derived from the sale of products purchased from sources other than the direct manufacturers for 1998 and 1997, respectively. The Company utilizes its ability to purchase imported and secondary source products in order to increase its operating income and provide its customers with competitive prices. In order to ensure that such imported and secondary source products are not produced by unauthorized manufacturers, the Company has established various steps and procedures which it believes enable it to identify unauthorized products and the Company does not purchase from any such sources. There can be no assurance, however, that the Company will be completely successful in such efforts or that such imported and secondary source products will continue to be available.

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

SALES AND MARKETING

         The Company sells its products to approximately 50,000 middle-market and smaller companies and to governmental, educational, wholesale and retail customers, including federal, state and local governmental agencies, universities and hospitals and to computer supply dealers. The Company's typical customer is a small to medium sized corporate end-user who relies on distributors, such as the Company, that provide high levels of value-added service. No single customer accounted for more than 3.1% of the Company's sales in 1998. The Company's international sales accounted for approximately 5.9% of the Company's total net sales for the year ended 1998, which is expected in increase in 1999 due to the acquisition of certain assets and liabilities in December 1998 of Axidata Inc., Toronto, Canada.

         The Company's sales force provides national coverage and, as of December 31, 1998, consisted of 390 full-time sales representatives that work out of the Company's headquarters in Dayton, Ohio and from its 95 other sales offices. Those offices located in Akron/Canton, Cincinnati, Cleveland, Columbus, Toledo, Zanesville, Strongsville, Painesville, Dublin, and Youngstown, in Ohio; its five sales offices in Pennsylvania, located in Erie/Meadville, Davidsville, Pittsburgh, Harmer Township, and Philadelphia; its two offices in New York, located in Buffalo and Rochester, and its offices in Indianapolis, Indiana; Louisville and Lexington in Kentucky; Ann Arbor and Detroit in Michigan; Modesto, Burbank, San Diego, and Fremont in California; Fountain Inn, Columbia, Greenville and Charleston in South Carolina; Gastonia, Raleigh and Charlotte in North Carolina; Bellevue, Portland, Oregon, Seattle and Spokane in Washington; Rolling Meadows, Illinois; Salt Lake City, Utah; Idaho Falls, Idaho; Corvallis, Montana; Jacksonville, Altamonte, Miami, Tampa and Apopka in Florida; Tulsa Oklahoma; Olathe, Kansas; Gulfport and Jackson in Mississippi; Nashville, Chattanooga, Knoxville, Huntsville and Memphis in Tennessee; Springfield in Missouri; Goftstown, New Hampshire; Montgomery and Birmingham in Alabama; South Charleston, West Virginia; Houston, San Antonio, Dallas and Baytown in Texas in the United States; and Vancouver, Toronto, Montreal, Mississauga, and Quebec City in Canada and in Leeds, England. The Company relies on its direct sales force to initiate sales contacts, follow up on leads provided by manufacturers and to engage in face-to-face contact with its customers to solicit orders and provide service.

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

         The Company believes that its ability to maintain and grow its customer and net sales base will depend, in part, on its ability to maintain a high level of customer satisfaction, as well as competitive prices. The Company believes that its customers typically purchase computer supply and office automation products based on an established long-term business relationship with their primary suppliers. The Company establishes and maintains its relationships with customers by assigning a sales and an in-house customer service representative to most customers. Sales representatives have frequent contact with their customers and are responsible for increasing account penetration and providing customer service. Sales representatives also are responsible for marketing efforts directed to prospective customers and for responding to all bid and/or contract requests for their existing and prospective customers. Sales representatives are compensated almost exclusively on a commission basis and also receive Company benefits such as incentive recognition trips if quotas are met. This compensation system provides the opportunity for individual sales representatives to earn substantial incomes and has allowed the Company to attract a highly professional driven sales force. The direct sales force model allows the Company to offer a high level of customer service to its customer base, including detailed product advice, post-sale support and customized account histories and billing. In order to maintain relationships, the Company ensures its sales force is highly knowledgeable about its products through the use of training programs and cross promotion. The Company also endeavors to locate and supply "difficult to find" items for its customers and to provide post-sale technical support. The Company believes that its personalized marketing strategy offers it a competitive advantage in responding to the needs of each customer.

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

DISTRIBUTION

         The Company's primary sales and distribution center is located in Dayton, Ohio. The Company operates four regional sales and distribution centers located in Berkeley, California; Nashville, Tennessee; Cleveland, Ohio; and Toronto, Canada and fourteen smaller area distribution centers in Rochester, New York; Louisville, Kentucky; Chicago, Illinois; Salt Lake City, Utah; Ann Arbor, Michigan; Spokane, Washington; Atlanta, Georgia; Portland, Oregon; Strongsville, Ohio; Houston, Texas; Fremont, California; Manchester, New Hampshire; Vancouver, Toronto, and Montreal, Canada; and Leeds, England. Each of the Company's other 82 sales offices also maintains a limited inventory of frequently ordered products in order to facilitate same day delivery. This distribution network allows the Company to ship product to every state in the United States and to its international customers on a timely basis.

         The Company believes that the automation achieved through its MIS has resulted in: (i) more efficient management of its inventory; (ii) a consistently high picking accuracy rate that has reduced shipping errors and the associated costs of returned merchandise; (iii) significant savings as a result of customized packaging which takes advantage of weight discounts and provides for less frequent deliveries; and (iv) improved customer service which includes order acceptance times as late as 7:00 p.m. Eastern Time.

         The Company ships packages primarily with United Parcel Service ("UPS") or Roadway Package Service ("RPS"). The Company's arrangements with UPS and RPS enable the Company to offer to its customers a competitive shipping rate and next business day delivery to most U.S. geographic areas. When the Company ships packages with UPS or RPS, it will label the package with a UPS or RPS bar code for tracking purposes, enabling the Company to track a customer's package from the time it is put on the courier's vehicle until delivery. Some of the Company's products are shipped from the manufacturer directly to the Company's customers. The Company ships virtually all orders for products in stock on the same day.

INVENTORY MANAGEMENT

         The Company manages its inventory by maintaining sufficient quantities of the most frequently ordered products to achieve high order fill rates while at the same time attempting to maximize inventory turns. Items not maintained in inventory are drop-shipped (i.e. shipped from the manufacturer's loading dock) directly to the Company's customers. While the Company sells more than 37,100 stock keeping units ("SKUs") or items of merchandise, approximately 1,150 SKUs account for approximately 70.0% of the Company's net sales. Consequently, the Company continually attempts to identify slow moving inventory by use of its computer software applications and removes those SKUs whenever possible in order to maximize inventory turns. Inventory balances will fluctuate as the Company adds new product lines, when it makes large purchases from suppliers to take advantage of attractive terms and when certain inventory items are deleted. Inventory turnover on an annual basis was 10 times for the year ended December 31, 1998.

         The Company permits its customers to return defective products (most of which are then returned by the Company to the manufacturer) and incorrect shipments for credit against other purchases. To date, the Company's net expense for returns of the

Company's products has not been material. To reduce the risk of loss to the Company due to manufacturer price reductions and slow moving or obsolete inventory, the Company's agreements with certain manufacturers, including most of its major suppliers, contain provisions which permit "stock balancing" and, subject to certain restrictions, price protections. See "--Suppliers."

MANAGEMENT INFORMATION SYSTEM

         The Company has continually invested in hardware, software and programming upgrades to its information systems, which is run primarily from an IBM AS/400 computer located at its Dayton, Ohio headquarters. The Company is utilizing the J. D. Edwards enterprise resource planning ("ERP") distribution software, which has aided in consolidating subsidiaries, and has automated a large number of key business functions using on-line, real time systems, including electronic commerce. These on-line systems provide management with information concerning sales, inventory levels, customer payments and other operations which are essential for the Company to operate as a low cost, high efficiency distributor. Each of the Company's offices has either a direct, full-time dedicated link to the Company's in-house computer system, or may obtain such access through the Internet. The Company maintains five full-time computer programmers who work on a continual basis to upgrade the Company's software capability. The "down time" for the Company's computer system has been negligible to date.

EMPLOYEES

         As of December 31, 1998, the Company had 1,287 full-time employees, of which 390 were in sales. None of the Company's employees are represented by a labor union, and the Company has never suffered an interruption of business as a result of a labor dispute. The Company considers its relations with its employees to be excellent.

COMPETITION

         The Company believes that most, if not all, of its customers maintain several sources of supply for their product requirements. Accordingly, the Company competes with major full-service office products distributors, other national and regional computer supply and audio-visual presentation product distributors, office products superstores, direct mail order companies, and to a lesser extent, non-specialized retailers. Certain of the Company's competitors, such as office products superstores and major full-service office products distributors, are larger and have substantially greater financial and other resources and purchasing power than the Company. Competition in the Company's industry is generally based on price, breadth of product lines, product and credit availability, a knowledgeable sales force, delivery time and the level and quality of customer services. The Company believes that the computer supply and audio-visual presentation product industry will become more consolidated in the future and thereby more competitive. Increasing competition will result in greater price discounting which may have a negative impact on the industry's gross margins.

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

SUBSIDIARIES

         At December 31, 1998, the Company has eleven wholly owned subsidiaries, Diversified Data Products, Inc. ("DDP") headquartered in Ann Arbor, Michigan, which has two subsidiaries, Diversified Data Products (U.K) Limited ("DDP-UK") headquartered in Leeds, England and Compass Export Marketing (Overseas) Limited ("CEM") (which is inactive); TBS Printware, Inc. ("TBS") located in Fremont, California; Britco, Inc. ("Britco") with two offices in Houston, Texas, one of which is Britco's headquarters and two other offices in San Antonio and Baytown in Texas; Minnesota Western, Inc. ("MW, which is headquartered in Berkeley, California with offices in Walnut Creek, Santa Clara, San Mateo, Sacramento, Santa Rosa, Tustin, Pasadena, Los Angeles, Fresno, Oxnard, Rancho Cucamonga, Canoga Park, San Diego in California, Seattle, Washington and Portland, Oregon; Computer Showcase, Inc. ("CS") headquartered in Norcross, Georgia; Electronic Image Systems, Inc., ("EIS") headquartered in Bellevue, Washington with one office in Portland, Oregon; Consolidated Media Systems, Inc., ("CMS") headquartered in Nashville Tennessee with offices in Chattanooga, Knoxville, Memphis, Jackson, Altamonte, Montgomery, Birmingham, Cincinnati, Lexington, South Charleston, Columbus, Louisville, Miami, Springfield, Dallas, Burbank, San Diego, Tampa, Houston, Tulsa, and Huntsville; Axidata Inc., ("AI") headquartered in Scarborough, Ontario with offices in Vancouver, Ottawa, Mississauga, Quebec City, and two locations in Montreal; and Dreher Business Products, Inc., ("DBP") headquartered in Strongsville, Ohio with offices in Harmer Township, Pennsylvania; Painesville, and Dublin, Ohio.

ITEM 2.  PROPERTIES

         The Company's principal executive offices are located in Dayton, Ohio. The Company leases all of its office and warehouse space for use in the ordinary course of business. The leases expire at various times through 2026 and some of the Company's leases contain options to renew. The Company expects that it will be able to renew leases expiring in 1998 at rents which are substantially similar to current rent payments on a square footage basis.

         The Company's material sales and warehouse locations are described in the table below:


                                                                         Lease
                           Location                         Square Feet        Expiration Date
                           --------                         -----------        ---------------
Ann Arbor, Michigan . . . . . . . . . . . . . .                 5,500                 2001
Bellevue, Washington  . . . . . . . . . . . . .                11,400                 2002
Berkeley, California  . . . . . . . . . . . . .                36,000                 2004
Chicago, Illinois . . . . . . . . . . . . . . .                 4,659                 2003
Dayton, Ohio  . . . . . . . . . . . . . . . . .                30,000                 2006
Fremont, California . . . . . . . . . . . . . .                17,800                 2001
Houston, Texas. . . . . . . . . . . . . . . . .                 9,140              monthly
Louisville, Kentucky. . . . . . . . . . . . . .                 7,500                 2004
Mississauga, Canada . . . . . . . . . . . . . .                44,500                 1999
Montreal, Canada. . . . . . . . . . . . . . . .                26,700                 1999
Montreal, Canada. . . . . . . . . . . . . . . .                12,290              monthly
Nashville, Tennessee  . . . . . . . . . . . . .                31,350                 2002
Nashville, Tennessee. . . . . . . . . . . . . .                13,170                 2002
Norcross, Georgia . . . . . . . . . . . . . . .                 6,000                 2001
Portland, Oregon  . . . . . . . . . . . . . . .                 6,000                 2000
Rochester, New York . . . . . . . . . . . . . .                12,032                 2000
Roswell, Georgia  . . . . . . . . . . . . . . .                 8,200                 1999
Spokane, Washington . . . . . . . . . . . . . .                15,000                 2000
Strongsville, Ohio  . . . . . . . . . . . . . .                46,000                 2026
Toronto, Canada . . . . . . . . . . . . . . . .                82,100                 2006
Tustin, California  . . . . . . . . . . . . . .                16,000                 2002
Vancouver, Canada . . . . . . . . . . . . . . .                24,800                 2007


Properties acquired subsequent to December 31, 1998 are not included in the table.

ITEM 3.  LEGAL PROCEEDINGS

         The Company has been involved, from time to time, in certain litigation resulting from the hiring of sales representatives who have worked for other computer and office supply and audio-visual presentation product companies immediately prior to their hiring by the Company and from other activities arising from the normal course of its operations. In the opinion of management, none of the matters pending at December 31, 1998 are likely to have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

COMMON STOCK DATA:

         The Company's Common Stock is listed and trades on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol "MCSC." The following table sets forth for the periods indicated the high and low closing sale price for the Common Stock as reported by the Nasdaq National Market as adjusted to reflect the 3 for 2 stock split paid April 24, 1998.


                                              1997                1998
                                              ----                ----
         Quarter                         High      Low       High       Low
         -------                         ----      ---       ----       ---
         First. . . . . . . . . . . .   $9.000    $6.167    $17.667    $8.750
         Second . . . . . . . . . . .   $8.167    $6.000    $19.625   $16.125
         Third. . . . . . . . . . . .  $10.000    $7.833    $22.000   $14.500
         Fourth . . . . . . . . . . .  $10.000    $8.500    $26.625   $16.313
         Year . . . . . . . . . . . .  $10.000    $6.000    $26.625    $8.750


     As of March 26, 1999, there were approximately 197 shareholders of record.

     The declaration of cash dividends is at the discretion of the Board of Directors of the Company, and is limited by the Company's borrowing arrangements. No cash dividends on the Common Stock have been declared or paid by the Company to date. The Company does not anticipate paying cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA


                                                               Year Ended December 31,
                                        --------------------------------------------------------------------
Statement of Operations                              (Dollars in thousands, except per share data)
    Data:                                 1994           1995          1996(1)        1997(3)        1998(4)
                                          ----           ----          -------        -------        -------
    Net sales . . . . . . . . . . . .    $35,690        $43,321        $63,428       $107,487       $313,762
    Cost of sales . . . . . . . . . .     28,250         34,642         52,061         88,190        246,670
                                         -------        -------        -------       --------       --------
    Gross profit . . . . . . . . . . .     7,440          8,679         11,367         19,297         67,092
    Selling, general and
     administrative  expenses . . . .      6,219          7,125          8,891         15,441         53,389
    Non-cash compensation
     expense . . . . . . . . . . . . .        --             --            280             --             --
                                         -------        -------        -------       --------       --------
    Operating  income . . . . . . . .      1,221          1,554          2,196          3,856         13,703
    Interest  expense  . . . . . . . .      (204)          (274)          (312)          (180)        (2,611)
    Other (expense) income . . . . . .        11             22            (11)            43            227
                                         -------        -------        -------       --------       --------
    Income before income
     taxes . . . . . . . . . . . . . .     1,028          1,302          1,873          3,719         11,319
    Provision for income taxes. .  .         418            509            756          1,507          4,994
                                         -------        -------        -------       --------       --------

    Net income .  . . . . . . . . . .       $610           $793         $1,117         $2,212         $6,325
                                         =======        =======        =======       ========       ========
    Earnings per share of common
     stock - basic . . .  .  . . . . .     $0.18          $0.22          $0.29          $0.39          $0.66
                                         =======        =======        =======       ========       ========
    Earnings per share of common
     stock - diluted  . . . . . . . .      $0.18          $0.22          $0.29          $0.39          $0.65
                                         =======        =======        =======       ========       ========
    Weighted average number of
     common shares
     outstanding -basic . . . . . . .  3,480,000      3,582,000      3,798,599      5,671,833      9,536,957
                                       =========      =========      =========      =========      =========
    Weighted average number of
     common shares
     outstanding - diluted. . . . . .  3,480,000      3,582,000      3,814,139      5,722,440      9,677,285
                                       =========      =========      =========      =========      =========

                                                         13


                                                                                     At December 31,
                                                          ---------------------------------------------------------------------
                                                                                 (Dollars in thousands)
Balance Sheet Data (at end of period):                       1994           1995         1996(2)        1997(3)        1998(4)
                                                             ----           ----         -------        -------        -------
    Working capital . . . . . . . . . . . . . .  . . . .     $944         $1,510        $10,211         $8,188        $81,334
    Total assets  . . . . . . . . . . . . . . .  . . . .    8,782          9,544         17,775         49,921        249,980
    Long-term debt. .   . . . . . . . . . . . .  . . . .        6           --               65            112        107,906
    Total debt. .  . . . . . . . . . . . . . . . . . . .    3,005          3,537            100          8,207        108,204
    Stockholders' equity .  . . . . . . . . . . .. . . .    1,839          2,362         12,073         25,031         97,194

---------------------------------------
(1) Includes the results of operations of DDP subsequent to its acquisition on May 30, 1996. See Note 3 to the Consolidated Financial Statements.

(2) Includes the acquisition of DDP on May 30, 1996 and the Company's initial public offering on November 12, 1996. See Notes 3 and 10 to the Consolidated Financial Statements.

(3) Includes the results of operations of Imperial Data Supply Corporation, Inc. ("IDS") subsequent to its acquisition on April 30, 1997, Data Associates Inc. ("DA") subsequent to its acquisition on July 1, 1997, Force 4, D.P. Supplies, Inc. subsequent to its acquisition on July 15, 1997, NTI Data Products, Inc. subsequent to its acquisition on October 7, 1997, and Britco, Inc., subsequent to its acquisition on December 5, 1997. TBS Printware, Inc., is not included in the statement of operations data, but is included in the balance sheet data due to its acquisition occurring on December 31, 1997.
 The subsidiaries IDS, DA, Force 4, and NTI Data Products have been subsequently merged into the Company. See Note 3 to the Consolidated Financial Statements.

(4) Includes the results of MW subsequent to its acquisition on January 16, 1998, EIS subsequent to its acquisition on June 12, 1998, Computer Showcase subsequent to its acquisition on February 28, 1998, CMS subsequent to its acquisition on September 11, 1998, Optical Express subsequent to its acquisition on September 30, 1998, Jack Kelly & Associates subsequent to its acquisition on October 13, 1998, JOS Projection Systems, Inc. subsequent to the acquisition of its assets on October 30, 1998, Axidata Inc., subsequent to the acquisition of its assets on December 11, 1998, and Dreher Business Products subsequent to its acquisition on December 15, 1998. Jack Kelly & Associates and Optical Express have been subsequently merged into the Company.

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

OVERVIEW

     The Company's past sales growth has been due, in part, to the acquisition of ten computer and office automation supply companies and six presentation products companies since its initial public offering in November 1996. The Company intends to increase the scope of its operations through additional acquisitions in the future. The Company continues to evaluate potential acquisitions and to identify and have preliminary discussions with potential acquisition candidates, although there are, as of the date of this Form 10-K, no definitive acquisition agreements between the Company and any other party relating thereto. There can be no assurance that any future acquisition can or will be consummated on terms favorable to the Company, or at all.

     The Company completed nine acquisitions of computer supply and office automation and audio-visual presentation products distributors in 1998.

RESULTS OF OPERATIONS

     As an aid to understanding the Company's operations on a comparative basis, the following table has been prepared to set forth certain statement of operations data for 1996, 1997 and 1998.


                                                                       Year Ended December 31,
                                                               ----------------------------------------
                                                                  1996           1997           1998
                                                                  ----           ----           ----
                                                                 Percent        Percent        Percent
                                                                 -------        -------        -------
Net sales . . . . . . . . . . . . . . . . . . . . . . . . . .      100.0%        100.0%          100.0%
Cost of sales . . . . . . . . . . . . . . . . . . . . . . . .       82.1          82.0            78.6
                                                                 -------        -------        -------
Gross profit. . . . . . . . . . . . . . . . . . . . . . . . .       17.9          18.0            21.4
Selling, general and administrative expenses . . . . . . . .        14.0          14.4            17.0
Non-cash compensation expense . . . . . . . . . . . . . . . .        0.4            --              --
                                                                 -------        -------        -------

Operating income. . . . . . . . . . . . . . . . . . . . . . .        3.5            3.6            4.4
Interest expense. . . . . . . . . . . . . . . . . . . . . . .       (0.5)          (0.2)          (0.8)
Other (expense)/income. . . . . . . . . . . . . . . . . . . .         --             --             --
                                                                 -------        -------        -------
Income before income taxes. . . . . . . . . . . . . . . . . .        3.0            3.4            3.6
Provision for income taxes. . . . . . . . . . . . . . . . . .        1.2            1.4            1.6
                                                                 -------        -------        -------
Net income  . . . . . . . . . . . . . . . . . . . . . . . . .        1.8%           2.0%           2.0%
                                                                 =======        =======        =======


YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     NET SALES. Net sales for the year ended December 31, 1998 increased by $206.3 million or 192% to $313.8 million from $107.5 million for the year ended December 31, 1997. Of this net sales increase, 69.6% was attributable to the Company's acquisitions in 1998, and the remaining 30.4% of the increase was primarily a result of increased sales penetration, product offerings to existing customers, expanding the sales force, and the annualized impact of acquisitions made during 1997.

     GROSS PROFIT. Gross profit for the year ended December 31, 1998 increased by $47.8 million or 247.7%, to $67.1 million from $19.3 million for the year ended December 31, 1997. Gross profit as a percentage of net sales for the year ended December 31, 1998 was 21.4% compared to 18.0% for the year ended December 31, 1997. Margins improved in 1998 as a result of the Company's increased sales volume from audio-visual presentation products which has higher gross margins than computer supply products.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the year ended December 31, 1998 increased by $38.0 million, or 245.8% to $53.4 million from $15.4 million for the year ended December 31, 1997. Approximately 71.2% of this increase was due to the acquisitions in 1998 and approximately 28.8% of this increase was due to the annualized impact of 1997 acquisitions and increased infrastructure due to the rapid growth of the company. As a percentage of net sales, selling, general and administrative expenses were 17.0% for the year ended December 31, 1998 compared to 14.4% for the year ended December 31, 1997. The 2.6% increase was due primarily to higher selling general and administrative expenses associated with the audio-visual presentation products business.

     OPERATING INCOME. Operating income for the year ended December 31, 1998 was $13.7 million as compared to $3.9 million for the year ended December 31, 1997, an increase of $9.8 million or 255.4%. This increase was primarily due to increased sales volume and the acquisitions that the Company completed in 1998.

     INTEREST EXPENSE. Interest expense for the year ended December 31, 1998 increased $2.4 million to $2.6 million from $.2 million for the year ended December 31, 1997, due primarily to the increased level of average indebtedness in 1998 from the Company's acquisition program. See "Credit Facility."

     PROVISION FOR INCOME TAXES. Provision for income taxes for the year ended December 31, 1998 increased by $3.5 million to $5.0 million from $1.5 million for the year ended December 31, 1997. The Company's effective tax rate for 1998 was 44.1% compared to 40.5% for the year ended December 31, 1997. The increase was primarily due to non-deductible goodwill amortization resulting from the Company's acquisition program.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

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

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the year ended December 31, 1997 increased by $6.5 million, or 73.7% to $15.4 million from $8.9 million for the year ended December 31, 1996. Approximately 54.3% of this increase was due to the acquisitions in 1997, 13.0% of this increase was due to the acquisition of DDP in May 1996 and approximately 32.7% of this increase was due to increased salary, bonus, commission and rent expenses. As a percentage of net sales, selling, general and administrative expenses were 14.4% for the year ended December 31, 1997 compared to 14.0% for the year ended December 31, 1996.
The 0.4% increase was due primarily to increased selling, general and administrative expenses resulting from the acquired entities.

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

LIQUIDITY AND CAPITAL RESOURCES

     Net cash flows used in operating activities were $0.3 million and $1.9 million for the years ended December 31, 1997 and 1998, respectively. For the year ended December 31, 1996, net cash flows used by operating activities were $1.3 million. Cash flows used in operations during the three year period ended December 31, 1998 relate to the Company's expansion and the resultant increases in net income, receivables and inventories. Working capital amounted to $81.3 million at December 31, 1998, compared to $8.2 million at December 31, 1997. The expansion of the Company's operations as a result of its acquisition strategy and the conversion of the Company's Credit Facility (see below) to long term indebtedness are the primary reasons for this increase.

     Capital expenditures for the years ended December 31, 1996, 1997 and 1998 were $0.5 million $0.6 million, and $6.6 million, respectively. Funds were used primarily to upgrade and enhance the Company's computer systems.

     For fiscal year 1999, the Company expects capital expenditures of approximately $3.0 million to be used for upgrading the Company's MIS. Actual capital expenditures for fiscal 1999 may be greater than budgeted amounts depending on the level of acquisition activity and other factors.

     In 1998, the Company's board of directors approved repurchase of up to 5% of the Company's outstanding common stock. During 1998 the Company purchased 445,900 shares on the open market at prices ranging from $14.00 to $17.88 per share. The majority of these shares were subsequently reissued as consideration in acquisition transactions.

     Cash from financing activities was provided from the Company's public offering which closed in July 1998. Net proceeds from the offering totaled $35,762,000

     The Company believes that its cash on hand, borrowing capacity under the Credit Facility and capital resources will be sufficient to fund its ongoing operations and budgeted capital expenditures for 1999, although actual capital needs may change, particularly in connection with acquisitions which the Company may make in the future. The Company's long-term requirements including capital expenditures and acquisitions, are expected to be financed by a combination of internally generated funds, additional borrowings and other sources of external financing (including possible public or private debt or equity offerings) as needed.

CREDIT FACILITY

     In January 1998, the Company entered into a new credit facility with PNC Bank, N.A. (the "Bank"), Key Corporate Capital, Inc. and National City Bank, for a secured general revolving line of credit of $50.0 million, which was increased to $125.0 million in December 1998 (the "Credit Facility"). Loans under the Credit Facility may be incurred by the Company from time to time to finance "permitted acquisitions" and may be made at the Bank's prime rate (as defined) or at the defined published eurodollar rate plus a "eurodollar margin" that ranges from 100 to 200 basis points based on certain indebtedness ratios of the company. Borrowings under the Credit Facility are secured by substantially all of the assets and property of the Company and its subsidiaries, including accounts receivable, equipment and inventory.
The loan commitment terminates on the maturity date (December 10, 2003), unless terminated earlier. The Company may voluntarily prepay any advance without penalty or premium at any time or from time to time.

     The Credit Facility contains restrictive covenants which may have an adverse effect on the Company's operations in the future. The Company has covenanted that, among other things, it will not: (i) change the nature of its business; (ii) liquidate or dissolve its affairs, merge, consolidate or acquire the property or assets of any person, other than permitted acquisitions that comply with the financial covenants of the Credit Facility, certain intercompany mergers, permitted investments, permitted dispositions, certain capital expenditures and leases; (iii) permit the incurrence of any lien on the Company's property and assets; (iv) incur other indebtedness, except for up to $7.0 million of indebtedness incurred by foreign subsidiaries and for certain capital leases up to $10.0 million, certain guaranties and existing indebtedness; (v) pay cash dividends or repurchase more than a certain amount of its capital stock (vi) violate certain financial covenants; or (vii) engage in certain other transactions.

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

     The Company is utilizing internal and external resources to identify and correct, or reprogram, all systems for year 2000 compliance. The Company's AS/400 hardware and operating system are already compliant. The Company is implementing a corporate wide financial and distribution software package from J. D. Edwards Company in response to the Company's expansion and acquisition program. This software package is year 2000 compliant. The J.D. Edwards Company software package was installed on January 4, 1999 at the Company headquarters. All of the Company's subsidiaries with critical Year 2000 issues will be converted to this software package during the first nine months of 1999.

     All other equipment is currently undergoing compliance testing. In cases of non-compliance, equipment will be replaced. This equipment includes PCs, networking equipment, telecommunication equipment, phone and alarm systems.

     The Company has not completed an assessment of third party readiness. The Company regularly carries products and accessories manufactured by over 500 original equipment manufacturers. Approximately 52% of the Company's net sales for the year ended December 31, 1998, were provided by its suppliers. The Company intends to obtain written assurance from these suppliers that they expect to be Year 2000 compliant on a timely basis. Should a significant number of the Company's suppliers not be Year 2000 compliant, the Company might not be able to supply its customers with product on a timely basis, bill timely for its products or collect its account receivable on a timely basis. Such a disruption could have a material adverse affect on the Company's operation and financial performance. The Company expects to complete its evaluation of third party readiness during the second quarter of 1999.

2) THE COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES:
     The cost of year 2000 compliance and the J.D. Edwards software conversion to date has approximated $3.6 million. The cost to bring the Company into compliance and convert its financial and distribution systems to the J. D. Edwards system is currently estimated to be approximately $6.3 million including the amount spent to date.

3) THE COMPANY'S CONTINGENCY PLANS:
     The Company is continuing to develop contingency plans as needed in the future, including the determination of alternative service providers if the Company's current third party service providers become incapable of performing services for the Company and/or its customers as a result of the year 2000 problem.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including forward foreign exchange contracts, and for hedging activities. The Company enters into forward foreign exchange contracts to hedge certain foreign currency denominated transactions. SFAS No. 133 will be effective for the Company's financial reporting beginning in 2000. It will require entities to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for gains and losses from changes in the fair value of a particular derivative will depend on the intended use of the derivative. The Company does not expect that the eventual adoption of SFAS No. 133 will have a material impact on the results of its operations or financial position.

FORWARD-LOOKING INFORMATION

     The matters discussed in this Form 10-K, other than historical information, and, in particular, information regarding future revenue, earnings and business plans, intentions and goals, consist of forward-looking information under the Private Securities Litigation Reform Act of 1995, and are subject to and involve risks and uncertainties which could cause actual results to differ materially from the forward-looking information. These risks and uncertainties include, but are not limited to, those factors set forth in Exhibit 99 hereto, as well as general economic conditions, general levels of market rates of interest, industry trends, changes in management, the loss of key suppliers or customers, the loss of shipping relationships, change in customer demand, product availability, competition (including pricing and availability), concentrations of credit risk, distribution efficiencies, capacity constraints, risks inherent in acquiring, integrating and operating businesses, technological difficulties, exchange rate fluctuation and the regulatory and trade environment (domestic and foreign).

ITEM 7A. QUANTITIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     The primary market risks facing the Company deal with foreign currency risk, credit risk and interest rate risk.

Foreign Operations
     Prior to December 11, 1998, the Company's sales in international markets were insignificant. On December 11, 1998, the Company purchased certain assets and liabilities of Axidata, Inc. ("Axidata"), a Canadian computer supply and office products wholesaler. Substantially all of Axidata's business is conducted in Canada and in Canadian dollars.

Credit Risk
     Credit risk with respect to trade accounts receivable is generally diversified due to the large number of entities comprising the Company's customer base. Management establishes policies with respect to credit risks and monitors compliance with those policies. No single customer accounted for more than 10% of consolidated sales for the years ended December 31, 1996, 1997 and 1998.

Hedging Activities
     From time-to-time, the Company enters into foreign currency forward contracts to hedge assets or liabilities denominated in foreign currencies. Forward contracts at December 31, 1997 and 1998 were not material.

Interest Rate Risk
     The Company is exposed to interest rate risk because the Company's borrowing arrangements generally carry variable rates of interest. The Company has not, to date engaged in derivative transactions, such as interest rate swaps, caps or collars, in order to reduce its risk. A significant increase in interest rates could have an adverse effect on the Company. For example, based upon the level of the Company's variable borrowings at December 31, 1998, a 1% increase in interest rates would result in an increased charge against earnings of approximately $1,000,000.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

                                                                                       PAGE
                                                                                       ----
Report of Independent Accountants . . . . . . . . . . . . . . . . . . . . . . . . .      20

FINANCIAL STATEMENTS:
 Consolidated  Balance Sheet at December 31, 1997 and 1998. . . . . . . . . . . . . .    21

 Consolidated Statement of Operations for the years ended
          December 31, 1996, 1997 and 1998 . . .  . . . . . . . . . . . . . . . . .      22

 Consolidated Statement of Changes in Stockholders' Equity for
          the years ended December 31, 1996, 1997 and 1998. . . . . . . . . . . . .      23

 Consolidated Statement of Comprehensive Income for the years ended
          December 31, 1996, 1997 and 1998. . . . . . . . . . . . . . . . . . . . .      23

 Consolidated Statement of Cash Flows for the years ended
           December 31, 1996, 1997 and 1998 . . . . . . . . . . . . . . . . . . . .      24

Notes to the Consolidated Financial Statements. . . . . . . . . . . . . . . . . . .     25-34

                         REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF MIAMI COMPUTER SUPPLY CORPORATION

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Miami Computer Supply Corporation and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.









/s/  PRICEWATERHOUSECOOPERS LLP
PRICEWATERHOUSECOOPERS LLP
Cincinnati, Ohio
February 20, 1999

                         MIAMI COMPUTER SUPPLY CORPORATION

                             CONSOLIDATED BALANCE SHEET
                               (Dollars in thousands)


                                                                            December 31,
                                                                            ------------
                        ASSETS                                           1997          1998
                                                                       ------        -------
 Current assets:
    Cash and cash equivalents . . . .  . . . . . . . . . . . . .     $  1,663      $   4,115
    Accounts receivable (Note 4). .  . . . . . . . . . . . . . .       21,490         78,870
    Inventories . . . . . . .  . . . . . . . . . . . . . . . . .        9,112         40,109
    Prepaid expenses  . .  . . . . . . . . . . . . . . . . . . .          314          2,351
    Deferred income taxes  (Note 8). . . . . . . . . . . . . . .          275            523
                                                                     --------      ---------
        Total current assets . . . . . . . . . . . . . . . . . .       32,854        125,968
 Property and equipment - net of accumulated
   depreciation  (Note 6). . . . . . . . . . . . . . . . . . . .        1,885         19,298
 Intangible assets - net of accumulated
      amortization of $650 and $1,833 at
        December 31, 1997 and 1998, respectively . . . . . . . .       14,409        102,884
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . .          773          1,830
                                                                     --------      ---------
         Total assets . . . .  . . . . . . . . . . . . . . . . .     $ 49,921      $ 249,980
                                                                     --------      ---------
                                                                     --------      ---------

               LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
    Line-of-credit  (Note 5) . . . . . . . . . . . . . . . . . .     $  8,040      $      --
    Accounts payable - trade . . . . . . . . . . . . . . . . . .       11,339         37,889
    Accrued expenses, payroll and income taxes . . . . . . . . .        2,441          6,447
    Notes payable relating to business combinations. . . . . . .        2,791             --
    Current portion of long-term debt  (Note 5). . . . . . . . .           55            298
                                                                     --------      ---------
        Total current liabilities  . . . . . . . . . . . . . . .       24,666         44,634
 Long-term debt (Note 5) . . . . . . . . . . . . . . . . . . . .          112        107,906
 Deferred income taxes  (Note 8) . . . . . . . . . . . . . . . .          112            246
                                                                     --------      ---------
        Total liabilities. . . . . . . . . . . . . . . . . . . .       24,890        152,786
                                                                     --------      ---------

 Commitments and contingencies (Note 13) . . . . . . . . . . . .           --             --

 Stockholders' equity:
   Preferred stock, no par value; 5,000,000 shares
        authorized, none outstanding . . . . . . . . . . . . . .           --             --
   Common stock, no par value;  30,000,000 shares
        authorized, 6,621,164 and 11,550,485 shares
        outstanding  at December 31, 1997 and
        December 31, 1998, respectively. . . . . . . . . . . . .           --             --
   Additional paid-in capital. . . . . . . . . . . . . . . . . .       19,096         86,154
   Retained earnings . . . . . . . . . . . . . . . . . . . . . .        5,950         12,275
   Cumulative translation adjustment . . . . . . . . . . . . . .           --            310
   Unrealized loss on marketable securities. . . . . . . . . . .           --           (213)
   Treasury stock, at cost (shares 1997-1,800;
        1998-79,414) . . . . . . . . . . . . . . . . . . . . . .          (15)        (1,332)
                                                                     --------      ---------
          Total stockholders' equity . . . . . . . . . . . . . .       25,031         97,194
                                                                     --------      ---------
            Total liabilities and stockholders' equity . . . . .     $ 49,921      $ 249,980
                                                                     --------      ---------
                                                                     --------      ---------


The accompanying notes are an integral part of these consolidated financial statements.

                      MIAMI COMPUTER SUPPLY CORPORATION

                     CONSOLIDATED STATEMENT OF OPERATIONS
                 (Dollars in thousands, except per share data)

                                                                   Years Ended December 31,
                                                                   ------------------------
                                                               1996          1997          1998
                                                               ----          ----          ----
Net sales . . . . . . . . . . . . . . . . . . . . . .     $   63,428     $  107,487     $  313,762

Cost of sales . . . . . . . . . . . . . . . . . . . .         52,061         88,190        246,670
                                                          ----------     ----------     ----------
Gross profit. . . . . . . . . . . . . . . . . . . . .         11,367         19,297         67,092

Selling, general and administrative
 expenses . . . . . . . . . . . . . . . . . . . . . .          8,891         15,441         53,389
Non-cash compensation expense . . . . . . . . . . . .            280             --             --
                                                          ----------     ----------     ----------

Operating income. . . . . . . . . . . . . . . . . . .          2,196          3,856         13,703
Interest expense. . . . . . . . . . . . . . . . . . .           (312)          (180)        (2,611)
Other income (expense). . . . . . . . . . . . . . . .            (11)            43            227
                                                          ----------     ----------     ----------

Income before income taxes. . . . . . . . . . . . . .          1,873          3,719         11,319
Provision for income taxes (Note 8) . . . . . . . . .            756          1,507          4,994
                                                          ----------     ----------     ----------

Net income. . . . . . . . . . . . . . . . . . . . . .     $    1,117     $    2,212     $    6,325
                                                          ----------     ----------     ----------
                                                          ----------     ----------     ----------

Earnings per share of common stock-
   basic. . . . . . . . . . . . . . . . . . . . . . .     $     0.29     $     0.39     $     0.66
                                                          ----------     ----------     ----------
                                                          ----------     ----------     ----------
Earnings per share of common stock-
   diluted. . . . . . . . . . . . . . . . . . . . . .     $     0.29     $     0.39     $     0.65
                                                          ----------     ----------     ----------
                                                          ----------     ----------     ----------

Weighted average number of common
   shares outstanding - basic . . . . . . . . . . . .      3,798,599      5,671,833      9,536,957
                                                          ----------     ----------     ----------
                                                          ----------     ----------     ----------

Weighted average number of common
   shares outstanding - diluted . . . . . . . . . . .      3,814,139      5,722,440      9,677,285
                                                          ----------     ----------     ----------
                                                          ----------     ----------     ----------


The accompanying notes are an integral part of these consolidated financial statements.

                      MIAMI COMPUTER SUPPLY CORPORATION

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                           (Dollars in thousands)

                                                                                                 Unrealized
                                                                 Additional            Treasury   loss on   Cumulative
                                          Shares      Treasury     paid-in  Retained    stock -  marketable translation
                                        outstanding    shares      capital  earnings    at cost  securities adjustment   Total
                                        -----------    ------      -------  --------    -------  ---------- ----------   -----
Balance, December 31, 1995 . . . . .     3,582,000     (1,800)     $    25  $ 2,621    $   (15)     $  --        $ --   $ 2,631

Net income . . . . . . . . . . . . .                                          1,117                                       1,117
Compensation expense
  recognized . . . . . . . . . . . .                                   280                                                  280
Net proceeds from initial
  public offering. . . . . . . . . .     1,725,000                   7,794                                                7,794
Additional consideration
  DDP acquisition. . . . . . . . . .                                   250                                                  250
                                        ----------   --------      -------  -------    -------      -----        ----   -------
Balance, December 31, 1996 . . . . .     5,307,000     (1,800)       8,349    3,738        (15)        --          --    12,072

Net income . . . . . . . . . . . . .                                          2,212                                       2,212
Shares issued in connection
  with business combinations . . . .     1,314,164                  10,747                                               10,747
                                        ----------   --------      -------  -------    -------      -----        ----   -------

Balance, December 31, 1997 . . . . .     6,621,164     (1,800)      19,096    5,950        (15)        --          --    25,031

Net income . . . . . . . . . . . . .                                          6,325                                       6,325
Purchases of treasury shares . . . .                 (428,466)                          (7,593)                          (7,593)
Shares issued in connection
  with business combinations . . . .     2,514,321    333,266       31,323               5,962                           37,285
Net proceeds from secondary
  offering of common stock . . . . .     2,415,000                  35,762                                               35,762
Transactions involving
  employee stock purchase
  plans, net . . . . . . . . . . . .                   17,586          (27)                314                              287
Unrealized loss on marketable
  securities . . . . . . . . . . . .                                                                 (213)                 (213)
Cumulative translation
  adjustment . . . . . . . . . . . .                                                                              310       310
                                        ----------   --------      -------  -------    -------      -----        ----   -------

Balance, December 31, 1998 . . . . .    11,550,485   (79 ,414)     $86,154  $12,275    $(1,332)     $(213)       $310   $97,194
                                        ----------   --------      -------  -------    -------      -----        ----   -------
                                        ----------   --------      -------  -------    -------      -----        ----   -------


                      MIAMI COMPUTER SUPPLY CORPORATION

                CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                           (Dollars in thousands)

                                                                              Years Ended December 31,
                                                                              ------------------------
                                                                            1996        1997        1998
                                                                            ----        ----        ----
Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $     1,117  $   2,212   $    6,325

Other comprehensive income:
  Cumulative translation adjustment . . . . . . . . .                            --         --          310
  Unrealized loss on marketable securities . . . .                               --         --         (213)
                                                                        -----------  ---------   ----------

Comprehensive income . . . . . . . . . . . . . . . . . . . .            $     1,117  $   2,212   $    6,422
                                                                        -----------  ---------   ----------
                                                                        -----------  ---------   ----------


The accompanying notes are an integral part of these consolidated financial statements.

                         MIAMI COMPUTER SUPPLY CORPORATION

                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                (Dollars in thousands)

                                                                                                     Years Ended December 31,
                                                                                                     ------------------------
                                                                                                  1996         1997        1998
                                                                                                  ----         ----        ----
Cash flows from operating activities:
    Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $    1,117   $    2,212  $    6,325
    Adjustments to reconcile net income to cash provided by (used in)
       operating activities:
       Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        328          545       2,439
       Non-cash compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        280           --          --
       Non-cash compensation to former Diversified Data Products,
         Inc. owners . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         59           --          --
       Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         32          (22)        276
       Changes in assets and liabilities, net of effects of
          business combinations:
       Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (2,637)      (4,351)    (11,980)
          Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (1,594)        (228)     (2,158)
          Prepaid expenses, other assets and deposits. . . . . . . . . . . . . . . . . . . . .       (273)         221         (18)
          Accounts payable - trade . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,341        1,177       3,412
          Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         64          158        (254)
                                                                                               ----------   ----------  ----------

          Cash used in operating activities. . . . . . . . . . . . . . . . . . . . . . . . . .     (1,283)        (288)     (1,958)
                                                                                               ----------   ----------  ----------

Cash flows from investing activities:
    Capital expenditures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (511)        (579)     (6,645)
    Investment in other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (152)        (157)       (139)
    Business combinations. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         --       (4,284)    (92,353)
    Cash included in business combinations . . . . . . . . . . . . . . . . . . . . . . . . . .        109        1,008         762
                                                                                               ----------   ----------  ----------

    Cash used in investing activities. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (554)      (4,012)    (98,375)
                                                                                               ----------   ----------  ----------

Cash flows from financing activities:
    Proceeds from public offering. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      7,794           --      35,762
    Borrowings under line-of-credit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     13,578       19,078     130,872
    Payments under line-of-credit  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (18,610)     (11,038)    (35,762)
    Repayment of debt acquired in business combinations. . . . . . . . . . . . . . . . . . . .         --       (2,883)    (21,700)
    Purchase of treasury shares, net of re-issuance. . . . . . . . . . . . . . . . . . . . . .         --           --      (7,306)
    Increase (decrease) in long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . .       (146)          25         680
                                                                                               ----------   ----------  ----------

      Cash provided by financing activities. . . . . . . . . . . . . . . . . . . . . . . . . .      2,616        5,182     102,546
                                                                                               ----------   ----------  ----------

Effect of exchange rates on cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         --           --         239
                                                                                               ----------   ----------  ----------

Net increase in cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . .        779          882       2,452
Cash and cash equivalents - beginning of year. . . . . . . . . . . . . . . . . . . . . . . . .          2          781       1,663
                                                                                               ----------   ----------  ----------
Cash and cash equivalents - end of year. . . . . . . . . . . . . . . . . . . . . . . . . . . . $      781   $    1,663  $    4,115
                                                                                               ----------   ----------  ----------
                                                                                               ----------   ----------  ----------

Supplemental cash flow information:
    Income taxes paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $    1,007   $    1,485  $    4,581
    Interest paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $      325   $      209  $    2,196
    Common stock issued in business combinations . . . . . . . . . . . . . . . . . . . . . . . $       --   $   10,747  $   37,285
    Debt issued in business combinations . . . . . . . . . . . . . . . . . . . . . . . . . . . $       --   $    2,791  $       --


          The accompanying notes are an integral part of these
                     consolidated financial statements.

                    MIAMI COMPUTER SUPPLY CORPORATION

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except per share data)

NOTE 1.  ORGANIZATION AND OPERATIONS

     Miami Computer Supply Corporation (the "Company") operates in one business segment and sells a wide variety of computer supplies and audio-visual presentation products to corporate customers, governmental agencies, universities, hospitals and, to a lesser extent, computer supply dealers throughout the United States and Canada. In 1998, revenue was $279,849 and $15,913 in the United States and Canada, respectively. At December 31, 1998, long-lived assets were $87,600 and $16,749 in the United States and Canada, respectively. Prior to 1998, substantially all of the Company's operations were conducted in the United States.

     Credit risk with respect to trade accounts receivable is generally diversified due to the large number of entities comprising the Company's customer base. Management establishes policies with respect to credit risks and monitors compliance with those policies. No single customer accounted for more than 10% of consolidated sales for any period represented.

     Effective May 30, 1996, Pittsburgh Investment Group LLC ("LLC") acquired 70 percent of the outstanding shares of the Company for $4,000 in cash and $4,000 in promissory notes. Concurrent with this acquisition, LLC also acquired from third parties 100 percent of the outstanding common stock of Diversified Data Products, Inc., a Michigan corporation ("DDP") and contributed its stock in DDP to the Company. See Note 3 to these Consolidated Financial Statements.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

     All subsidiaries of the Company are wholly-owned and are included in the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated.

Foreign Currencies

     The financial statements of the Company's Canadian subsidiary, whose functional currency is the Canadian dollar, are translated to U.S. dollars at period end exchange rates for assets and liabilities and at weighted average exchange rates for results of operations. The resulting translation gains or losses are accumulated in a separate component of stockholders' equity.

     Forward foreign currency contracts are used to manage currency risks relating to existing assets or liabilities and purchase commitments denominated in a foreign currency. Gains or losses are recognized at the time the asset, liability or purchase commitments are closed. Net contract values are included in receivables or payables as appropriate. The fair value of forward contracts at December 31, 1998 and 1997 was not material.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include cash on hand and on deposit and highly liquid debt instruments with maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value.

REVENUE RECOGNITION

     Revenues from the sale of products are recognized upon shipment.

INVENTORIES

     Inventories are stated at the lower of cost or market; cost is determined using the weighted average method. Inventories consist primarily of products held for resale.

                        MIAMI COMPUTER SUPPLY CORPORATION

                  (Dollars in thousands, except per share data)

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

PROPERTY, EQUIPMENT AND CAPITAL LEASES

     Property, equipment and assets held under capital leases are recorded at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets. Depreciation and amortization periods are as follows:

                                                                           Estimated
                                                                         useful lives
                                                                         ------------
                Buildings. . . . . . . . . . . . . . . . . . . . . . .       30 years
                Furniture and fixtures . . . . . . . . . . . . . . . .   5 to 7 years
                Equipment. . . . . . . . . . . . . . . . . . . . . . .   3 to 7 years
                Leasehold improvements . . . . . . . . . . . . . . . .   3 to 5 years
                Transportation equipment . . . . . . . . . . . . . . .        5 years

     The cost of properties retired or otherwise disposed of, together with the accumulated depreciation provided thereon, is eliminated from the accounts. Any net gain or loss is recognized in income.

INTANGIBLE ASSETS

     The Company assesses impairment of assets on a periodic basis using a discounted cash flow approach. If appropriate, impairment would be recognized based upon the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to Be Disposed Of" or Accounting Principles Board Opinion No. 17, "Accounting for Intangible Assets."

INCOME TAXES

     Income taxes are recognized during the year in which transactions enter into the determination of financial statement income. Deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities.

EARNINGS PER SHARE

     Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding plus all potentially dilutive common share equivalents outstanding during the period. Dilutive common shares are determined using the treasury stock method.

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

                        MIAMI COMPUTER SUPPLY CORPORATION

                  (Dollars in thousands, except per share data)

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

          AVAILABLE-FOR-SALE MARKETABLE SECURITIES - Marketable equity securities with a market value of $365 and a cost basis of $578 are included within other assets of the accompanying balance sheet at December 31, 1998. The fair value of available-for-sale marketable securities is obtained from quoted market prices. These securities are marked-to-market on the balance sheet with the resulting unrealized gains or losses recorded as a separate component of stockholders' equity and other comprehensive income. Realized gains or losses are recorded in the Statement of Operations when realized. Deferred income taxes with respect to these items are not material.

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

NOTE 3.  ACQUISITIONS

     The Company is engaged in an active acquisition program to acquire companies engaged in the computer supply and audio-visual presentation products industry. During 1998, the Company acquired nine such entities, all in purchase business combinations. Earnings of each of the acquired entities have been recorded by the Company beginning with the respective acquisition dates. The aggregate purchase price of the acquired entities of $129,638 was comprised of $90,502 in cash, 2,847,587 shares of the Company's common stock with a fair value of $37,285 and related out of pocket expenses totaling $1,851.

     During 1997, the Company acquired six such entities all in purchase business combinations. Earnings of each of the acquired entities have been recorded by the Company beginning with the respective acquisition dates. The aggregate purchase price of the acquired entities of $17,821 was comprised of $3,497 in cash, 1,314,164 shares of the Company's common stock with a fair value of $10,747, notes payable due to sellers aggregating $2,791 due in January, 1998 (which were paid at maturity), and related out of pocket expenses totaling $786. One acquisition calls for contingent consideration of up to $2,200 if certain operating results occur within the thirty-three month period following the acquisition.

     The acquisition price of all of these transactions has been allocated to the estimated fair value of the assets acquired and the liabilities assumed, with the residual being allocated to intangible assets (goodwill) which is being amortized over a forty year life, as summarized in the following table:

                                                                       1997                1998
                                                                   Acquisitions        Acquisitions
                                                                   ------------        ------------
          Cash. . . . . . . . . . . . . . . . . . . . . . . . . .  $      1,008        $        762
          Accounts receivable . . . . . . . . . . . . . . . . . .         8,503              45,400
          Inventories . . . . . . . . . . . . . . . . . . . . . .         2,989              28,839
          Deferred income taxes . . . . . . . . . . . . . . . . .           167                 390
          Property and equipment. . . . . . . . . . . . . . . . .           657              12,024
          Other assets. . . . . . . . . . . . . . . . . . . . . .           155               3,076
          Payables and accruals . . . . . . . . . . . . . . . . .        (6,946)            (27,398)
          Debt. . . . . . . . . . . . . . . . . . . . . . . . . .        (2,883)            (23,113)
          Goodwill. . . . . . . . . . . . . . . . . . . . . . . .        14,171              89,658
                                                                   ------------        ------------
                 Purchase price . . . . . . . . . . . . . . . . .  $     17,821        $    129,638
                                                                   ------------        ------------
                                                                   ------------        ------------

                         MIAMI COMPUTER SUPPLY CORPORATION

                   (Dollars in thousands, except per share data)

NOTE 3.  ACQUISITIONS - (CONTINUED)

     The following unaudited pro forma financial information reflects the effect of the acquisitions described in the preceding paragraphs assuming each acquisition had occurred at the beginning of the period shown:

                                                                 Years Ended December 31,
                                                                 ------------------------
                                                               1997                    1998
                                                               ----                    ----
          Net sales . . . . . . . . . . . . . . . . .    $        494,413        $        599,217
                                                         ----------------        ----------------
                                                         ----------------        ----------------

          Net income (loss) . . . . . . . . . . . . .    $            (41)       $          6,162
                                                         -----------------       ----------------
                                                         -----------------       ----------------

          Earning per share of common stock-
             basic. . . . . . . . . . . . . . . . . .    $             --        $           0.60
                                                         ----------------        ----------------
                                                         ----------------        ----------------

          Earnings per share of common stock -
             diluted . . . . . .  . . . . . . . . . .    $             --        $           0.59
                                                         ----------------        ----------------
                                                         ----------------        ----------------

     The purchase allocation of the acquisitions completed in 1998 are subject to finalization of pre-existing contingencies and other purchase accounting adjustments, none of which are expected to be material.

     Effective May 30, 1996, LLC contributed its stock in DDP to the Company. The acquisition of DDP by the Company was accounted for using the purchase method of accounting and accordingly the purchase price has been allocated based upon the fair value of the assets acquired and liabilities assumed as of May 30, 1996.

     In connection with the acquisition of DDP, LLC issued a loan to certain former stockholders in an amount of $250. This amount was subject to forgiveness based upon DDP generating specified income levels for the period May 30, 1996 to December 31, 1996. DDP generated such income levels for this period, and accordingly the loan was forgiven. The value of the assets acquired was adjusted to reflect this additional consideration.

     The purchase price of DDP was allocated as follows:

              Cash. . . . . . . . . . . . . . . . . . . . . . . .  $           109
              Accounts receivable . . . . . . . . . . . . . . . .            1,153
              Inventories . . . . . . . . . . . . . . . . . . . .            1,328
              Other assets. . . . . . . . . . . . . . . . . . . .               79
              Goodwill. . . . . . . . . . . . . . . . . . . . . .              250
                                                                   ---------------

                   Purchase price . . . . . . . . . . . . . . . .  $         2,919
                                                                   ---------------
                                                                   ---------------

     Goodwill recorded in connection with this acquisition is being amortized on a straight-line basis over 40 years.

NOTE 4.  ACCOUNTS RECEIVABLE                                           DECEMBER 31,
                                                                       ------------
                                                                1997                 1998
                                                                ----                 ----
            Trade customers . . . . . . . . . . . . . . .  $      20,450       $        75,510
            Rebates due from suppliers. . . . . . . . . .            980                 2,951
            Other . . . . . . . . . . . . . . . . . . . .            280                 1,086
            Less - allowance for doubtful
               accounts . . . . . . . . . . . . . . . . .           (220)                 (677)
                                                           --------------      ----------------
                                                           $      21,490       $        78,870
                                                           -------------       ---------------
                                                           -------------       ---------------

                         MIAMI COMPUTER SUPPLY CORPORATION

                   (Dollars in thousands, except per share data)

NOTE 5.  BORROWING ARRANGEMENTS

     The following is a summary of the Company's borrowings:


                                                                  December 31,
                                                                  ------------
                                                              1997           1998
                                                              ----           ----
Short-term line-of-credit . . . . . . . . . . . . . . .    $  8,040      $       --
                                                           --------      ----------
                                                           --------      ----------
Long-term line-of-credit. . . . . . . . . . . . . . . .    $     --      $  103,150
Capitalized lease obligations (See Note 9)  . . . . . .         167           4,798
Other . . . . . . . . . . . . . . . . . . . . . . . . .          --             256
Less current portion . . . . . . . . . .  . . . . . . .          55             298
                                                           --------      ----------
                   Total long-term debt . . . . . . . .    $    112      $  107,906
                                                           --------      ----------
                                                           --------      ----------


     During 1997 and throughout most of 1998, the Company financed its operations under lines of credit offered by several banks on terms similar to those described below. On December 10, 1998, the Company revised its then existing lending arrangements with a consortium of banks. An amended and restated credit facility of $125.0 million was provided by PNC Bank, N.A. and four other banks and matures on December 10, 2003. The credit facility enables the Company to borrow funds and repay funds during the term of the agreement and contains restrictive covenants which include, among other restrictions: (i) the maintenance of certain financial ratios; (ii) restrictions on (a) the purchase or sale of assets, (b) any merger, sale or consolidation activity, (c) loans, investments and guarantees made by the Company, (d) lease and sale and leaseback transactions, and (e) capital expenditures; and (iii) certain limitations on the incurrence of other indebtedness. In addition, the credit facility prohibits the payment of dividends and certain repurchases of the Company's common stock. The Credit Facility is collateralized by substantially all of the Company's assets. The interest rate for the credit facility is based upon either the LIBOR rate plus a variable spread (1.5% at December 31, 1998) or the prime rate (7.75% at December 31, 1998).

NOTE 6.  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                                 December 31
                                                                 -----------
                                                           1997                1998
                                                       ----------         --------------
 Buildings . . . . . . . . . . . . . . . . . .         $       --         $        4,484
 Furniture and fixtures  . . . . . . . . . . .                804                  3,824
 Equipment . . . . . . . . . . . . . . . . . .              1,939                 12,854
 Leasehold improvements  . . . . . . . . . . .                175                  1,577
 Transportation equipment  . . . . . . . . . .                393                  1,027
                                                       ----------         --------------
                                                            3,311                 23,766
 Less - accumulated depreciation . . . . . . .              1,426                  4,468
                                                       ----------         --------------
                                                       $    1,885         $       19,298
                                                       ----------         --------------
                                                       ----------         --------------

NOTE 7.  EMPLOYEE BENEFIT PLANS

     The Company's employee benefit plans are defined contribution plans and include employee savings plans and profit sharing plans. Savings plans cover substantially all employees and include Company matches to employee contributions limited to a percent of the employee's compensation. The profit sharing plans cover employees (excluding sales personnel, officers of the Company and employees of the Company's subsidiaries) who meet certain minimum employment requirements. Expenses under these plans were $110, $140 and $256 for the years ended December 31, 1996, 1997 and 1998, respectively.

                         MIAMI COMPUTER SUPPLY CORPORATION

                   (Dollars in thousands, except per share data.)

NOTE 8.  INCOME TAXES

     The components of pre-tax income of the Company consists of the following:

                                                                                 Year Ended December 31,
                                                                                 -----------------------
                                                                1996                       1997                      1998
                                                        -----------------          ----------------            --------------
 Domestic. . . . . . . . . . . . . . . . . . . . .      $           1,873          $          3,719            $       10,790
 Foreign . . . . . . . . . . . . . . . . . . . . .                     --                        --                       529
                                                        -----------------          ----------------            --------------
 Total . . . . . . . . . . . . . . . . . . . . . .      $           1,873          $          3,719            $       11,319
                                                        -----------------          ----------------            --------------
                                                        -----------------          ----------------            --------------

     The provision (benefit) for taxes on income consists of the following:

                                                   Year Ended December 31,
                                                   -----------------------
                                           1996              1997              1998
                                           ----              ----              ----
 Current:
    Federal . . . . . . . . . . . . .    $    570        $     1,252        $   3,660
    State . . . . . . . . . . . . . .         154                277              831
 Foreign. . . . . . . . . . . . . . .          --                 --              227
                                         --------        -----------        ---------
          Total . . . . . . . . . . .         724              1,529            4,718
                                         --------        -----------        ---------
 Deferred:
     Federal . . . . . . . . . . . . .         23                (21)             247
     State . . . . . . . . . . . . . .          9                 (1)              29
                                         --------        -----------        ---------
          Total. . . . . . . . . . . .         32                (22)             276
                                         --------        -----------        ---------
            Total tax provision. . . .   $    756        $     1,507        $   4,994
                                         --------        -----------        ---------
                                         --------        -----------        ---------


     Deferred tax assets and liabilities comprise the following:

                                                              December 31,
                                                              ------------
                                                         1997            1998
                                                         ----            ----
Deferred tax assets:
    Reserves and accruals not yet deductible. . .      $     85       $    238
    Inventory . . . . . . . . . . . . . . . . . .           146            236
    State tax accruals. . . . . . . . . . . . . .            31             49
      Other . . . . . . . . . . . . . . . . . . .            13             --
                                                       --------        -------
          Total deferred tax assets . . . . . . .           275            523
                                                       --------        -------
Deferred tax liabilities:
    Fixed assets and depreciation . . . . . . . .          (108)          (202)
    Intangibles . . . . . . . . . . . . . . . . .            (2)           (44)
      Other . . . . . . . . . . . . . . . . . . .            (2)            --
                                                       --------        -------
          Total deferred tax liabilities. . . . .          (112)          (246)
                                                       --------        -------
            Net deferred taxes  . . . . . . . . .         $ 163           $277
                                                       --------        -------
                                                       --------        -------

                    MIAMI COMPUTER SUPPLY CORPORATION

                   (Dollars in thousands, except per share data)

NOTE 8.  INCOME TAXES - (CONTINUED)

     A reconciliation of the federal statutory tax rate to the Company's effective tax rate is as follows:

                                                                          Year Ended December 31,
                                                                          -----------------------
                                                                 1996              1997              1998
                                                                 ----              ----              ----
  U.S. federal statutory rate
   applied to income before tax.  . . . . . . . .              $    637         $   1,264         $   3,848
  State income taxes,
     net of federal income tax effect . . . . . .                   105               183               568
 Non-deductible goodwill amortization  . .                            1                25               402
 Other permanent differences . . . . . . . . . .                     13                13                81
   Foreign taxes in excess of U.S.
 statutory rate. . . . . . . . . . . . . . . . . . .                 --                --                47
 Other. . . . . . . . . . . . . . . . . . . . . . .                  --                22                48
                                                                -------         ---------          --------
                                                                $   756         $   1,507          $  4,994
                                                                -------         ---------          --------
                                                                -------         ---------          --------

NOTE 9.  LEASES

     The Company leases office space, the substantial majority of which are leased from related parties comprising certain shareholders and former owners of acquired entities, under various operating and capital leases. Lease terms range from 1 to 27 years. Operating leases which expire are generally renewed or replaced by similar leases and renewal options. The total rental expense under operating leases amounted to $371, $797 and $3,038 for the years ended December 31, 1996, 1997 and 1998, respectively.

     Following is a summary of future minimum rental payments with respect to leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 1998:

                                                                                       Capitalized            Operating
 Year Ending December 31,                                                                 leases                leases
                                                                                         --------              --------
       1999. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $     791            $    2,816
       2000 . . .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               841                 2,128
       2001  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               772                 1,799
       2002  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               528                 1,452
       2003  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               528                   912
       Later years . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            11,418                 2,110
                                                                                         ---------             ----------
 Total minimum lease payments. . . . . . . . . . . . . . . . . . . . . . . . . .            14,878             $  11,217
                                                                                                               ----------
                                                                                                               ----------

 Imputed interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            10,080
                                                                                         ---------

 Present value of minimum
 capitalized lease payments .. . . . . . . . . . . . . . . . . . . . . . . . . .             4,798
 Current portion  . .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (231)
                                                                                         ---------
  Long-term capitalized lease
    obligations .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $   4,567
                                                                                         ---------
                                                                                         ---------

NOTE 10.  STOCKHOLDERS' EQUITY

     On June 30, 1998, the Company completed a secondary offering of 2,415,000 shares of Common Stock (including an underwriters' overallotment option of 315,000 shares) to the public at $16 per share. Net proceeds to Company after deducting underwriting fees and expenses was $35,762. The proceeds were used to repay outstanding indebtedness under the Company's borrowing arrangements and other corporate purposes.

     On November 15, 1996, the Company completed an initial public offering of 1,725,000 shares of common stock (including an underwriters' overallotment option of 225,000 shares) to the public at a price of $5.67 per share. Net proceeds to the Company after deducting underwriting fees and expenses amounted to $7,794. The proceeds were used to repay outstanding indebtedness under the Company's borrowing arrangements and for other corporate purposes.

                        MIAMI COMPUTER SUPPLY CORPORATION

                   (Dollars in thousands, except per share data.)

NOTE 10. STOCKHOLDERS' EQUITY - (CONTINUED)

     In connection with the purchase of DDP by LLC, LLC agreed to provide the three selling stockholders of DDP a stock incentive so long as such stockholders remained employees of the Company. LLC agreed to transfer a total of 58,520 shares of the Company's common stock owned by LLC to the employees over three year period ending December 31, 1998. However, upon the initial public offering of the Company's common stock, all such shares vested. The market value of the stock award was recognized as compensation expense at the initial public offering date.

NOTE 11.  STOCK OPTION AND PURCHASE PLANS

     EMPLOYEE INCENTIVE STOCK OPTION PLANS
     The Employee Incentive Stock Option Plans authorize the granting of options to purchase up to 1,125,000 shares of common stock to eligible officers and key employees at not less than the market value on the date the options are granted. The option period may not exceed ten years from the date of grant. Vesting periods are determined by the Compensation Committee of the Board of Directors and are generally three years.

     The following table summarizes activity in these stock option plans in numbers of shares:

                                                                                    Years Ended December 31,
                                                                                    ------------------------
                                                                               1996           1997           1998
                                                                               ----           ----           ----
         Outstanding, beginning balance. . . . . . . . . . .                    --          166,500         205,650
         Granted . . . . . . . . . . . . . . . . . . . . . .                166,500         77,400          634,500
         Expired . . . . . . . . . . . . . . . . . . . . . .                    --          (38,250)           --
                                                                           --------       ---------         --------
         Outstanding, ending balance . . . . . . . . . . . .                166,500         205,650          840,150
                                                                           --------       ---------         --------
                                                                           --------       ---------         --------

     At December 31, 1998, outstanding stock options were exercisable at the following price ranges per share: $5.67-$6.83 (205,650 shares), $9.17-$9.33 (235,876 shares) and $16.25-$20.38 (398,624 shares).

     NON-EMPLOYEE DIRECTORS STOCK OPTION PLAN
     The Non-employee Directors Stock Option Plan (the "Directors Plan") authorized the granting of options to purchase a total of 100,000 shares of common stock.

     The Directors Plan authorized the granting of options to purchase 15,000 shares of common stock to each director who is not an employee of the Company at the first annual meeting of shareholders following the Company's initial public offering at not less than the market value on the date the options are granted. During 1997, options to purchase of 45,000 shares were issued at $10.25 per share. The option period may not exceed ten years from the date of grant. The options vest ratably over a three year period. No options under this Plan have been exercised.

     Additionally, the Directors Plan authorized the granting of options to purchase 5,000 shares of common stock, not to exceed 15,000, shares for any non-employee director elected subsequent to the first annual meeting of shareholders. Any options granted subsequent to the initial meeting of shareholders vest ratably over a three year period.

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

     The weighted average fair value per share of stock options granted during 1996 was $2.63, in 1997 was $3.72 and in 1998 was $7.39. The fair value of the options were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants issued in 1996, 1997and 1998, respectively: dividend yield of 0%, expected volatility of 50.0%, 53.7% and 41.97%; risk-free interest rate of 6.5%, 7.5% and 5.9%; and expected lives of five years. Had compensation cost for the Company's stock based compensation plans been determined based on the fair value at the grant dates

                         MIAMI COMPUTER SUPPLY CORPORATION

                   (Dollars in thousands, except per share data.)

NOTE 11.  STOCK OPTION AND PURCHASE PLANS - (CONTINUED)

consistent with the provisions of SFAS No. 123, the Company's net income and earnings per common share for 1997 and 1998 would have been reduced to the pro forma amounts indicated below (amounts for 1996 are not material):

                                                                        1997      1998
                                                                        ----      ----
          Net income - as reported . . . . . . . . . . . . . . . . .   $2,212    $6,325
                                                                       ------    ------
                                                                       ------    ------
          Pro forma net income . . . . . . . . . . . . . . . . . . .   $2,091    $5,717
                                                                       ------    ------
                                                                       ------    ------
          Earnings per common share - basic, as reported . . . . . .    $0.39     $0.66
                                                                       ------    ------
                                                                       ------    ------
          Earnings per common share - diluted, as reported . . . . .    $0.39     $0.65
                                                                       ------    ------
                                                                       ------    ------
          Pro forma earning per common share - basic . . . . . . . .    $0.37     $0.60
                                                                       ------    ------
                                                                       ------    ------
          Pro forma earnings per common share - diluted. . . . . . .    $0.37     $0.59
                                                                       ------    ------
                                                                       ------    ------

EMPLOYEE STOCK PURCHASE PLAN.
           In 1998, the Company initiated a non-compensatory employee stock purchase plan ("ESPP") available to all employees. The ESPP enables employees to purchase stock at 91% of its fair value on the date of purchase.

NOTE 12.  BASIC AND DILUTED EARNINGS PER COMMON SHARE

           The only dilutive securities of the Company relate to stock options. The computation of basic and diluted earnings per common share is shown below:


                                                  1996                           1997                          1998
                                                  ----                           ----                          ----
                                        Income           Shares        Income          Shares        Income           Shares
                                      (Numerator)    (Denominator)   (Numerator)   (Denominator)   (Numerator)    (Denominator)
                                      -----------     -----------   -------------   -----------   -------------    -------------
 Income available to
    common stockholders . . . . .     $    1,117       3,798,599    $      2,212     5,671,833    $      6,325        9,536,957
                                      ----------                    ------------                  ------------
 Effect of dilutive securities. .                         15,540                        50,607                          140,328
                                                      ----------                    ----------                       ----------

 Income available to common
    stockholders plus assumed
       conversion . . . . . . . .     $    1,117       3,814,139    $      2,212     5,722,440    $      6,325         9,677,285
                                      ----------     -----------    ------------    ----------    ------------        ----------
 Basic earnings per common
    share . . . . . . . . . . . .                    $      0.29                    $     0.39                        $     0.66
                                                     -----------                    ----------                        ----------
                                                     -----------                    ----------                        ----------
 Diluted earnings per common
    share . . . . . . . . . . . .                    $      0.29                    $     0.39                        $     0.65
                                                     -----------                    ----------                        ----------
                                                     -----------                    ----------                        ----------


           All stock options outstanding at December 31, 1996, December 31, 1997 and December 31, 1998 were included in the computation of diluted earnings per common share for the years ended December 31, 1996, 1997 and 1998, respectively.

Note 13. COMMITMENTS AND CONTINGENCIES

           In the normal course of business the Company is subject to claims, both asserted and unasserted. Based on information presently available at December 31, 1998, Management did not believe that any of these issues would have a material effect on the Company's financial position and results of operations.

                         MIAMI COMPUTER SUPPLY CORPORATION

                   (Dollars in thousands, except per share data)

NOTE 14.  SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED):
           The following table sets forth selected quarterly financial data for 1997 and 1998.



1997                                           1ST QUARTER    2ND QUARTER   3RD QUARTER     4TH QUARTER
----                                         -------------    -----------   -----------     -----------

Net sales   . . . . . . . . . . . . . . . .       $20,226        $22,124       $29,001         $36,135

Cost of sales  . . . . . . .  . . . . . . .        16,745         18,263        23,608          29,574
                                            -------------    -----------   -----------     -----------
Gross profit . .. . . . . . . . . . . . . .         3,481          3,861         5,393           6,561
Selling, general and administrative
  expenses. . . . . . . . . . . . . . . . .         2,717          3,040         4,364           5,319
                                            -------------    -----------   -----------     -----------
Operating income . . . .  . . . . . . . . .           764            821         1,029           1,242
Interest expense  . . . . . . . . . . . . .            (1)           (24)          (51)           (104)
Other income . . . . . . . . . . .  . . . .            12             15             2              14
                                            -------------    -----------   -----------     -----------

Income before income taxes  . . . . . . . .           775            812           980           1,152
Provision for income taxes . . .  . . . . .           314            329           406             458
                                            -------------    -----------   -----------     -----------
Net income . . . .  . . . . . . . . . . . .          $461           $483          $574            $694
                                            -------------    -----------   -----------     -----------
                                            -------------    -----------   -----------     -----------
Earnings per share of common stock
  (basic and diluted) . . . . . . . . . . .         $0.09          $0.09         $0.10           $0.11
                                            -------------    -----------   -----------     -----------
                                            -------------    -----------   -----------     -----------
Weighted average number of common
 shares outstanding . . . . . . . . . . . .     5,307,000      5,413,968     5,893,077       6,106,328
                                            -------------    -----------   -----------     -----------
                                            -------------    -----------   -----------     -----------

Weighted average number of common
shares outstanding-diluted  . . . . . . . .     5,341,850      5,446,659     5,923,013       6,178,239
                                                -----------    -----------   -----------     -----------
                                                -----------    -----------   -----------     -----------


1998                                            1ST QUARTER     2ND QUARTER  3RD QUARTER     4TH QUARTER
----                                            -----------     -----------  -----------     -----------
Net sales    . . . . . . . . . . . . . . .          $55,164        $67,109       $75,489        $116,000

Cost of sales  . . . . . .  . . . . . . . .          42,653         53,085        58,612          92,320
                                                -----------    -----------   -----------     -----------
Gross profit .  . . . . . . . . . . . . . .          12,511         14,024        16,877          23,680
Selling, general and administrative
 expenses . . . . . . . . . . . . . . . . .          10,263         11,002        13,395          18,729
                                                -----------    -----------   -----------     -----------
Operating income   . . . .  . . . . . . . .           2,248          3,022         3,482           4,951
Interest expense  . . . . . . . . . . . . .            (426)          (818)         (348)         (1,019)
Other income  . . . . . . . .  . . .  . . .             124             42            39              22
                                                -----------    -----------   -----------     -----------
Income before income taxes  . . . . . . . .           1,946          2,246         3,173           3,954
Provision for income taxes    . . . . . . .             860          1,012         1,388           1,734
                                                -----------    -----------   -----------     -----------

Net income  . . . . . . . . . . . . . . . .          $1,086         $1,234        $1,785          $2,220
                                                -----------    -----------   -----------     -----------
                                                -----------    -----------   -----------     -----------
Earnings per share of common stock (basic and
    diluted)* . . . . . . . . . . . . . . .           $0.14          $0.15         $0.17           $0.20
                                                -----------    -----------   -----------     -----------
                                                -----------    -----------   -----------     -----------
Weighted average number of common
   shares outstanding . . . . . . . . . . .       7,779,377      8,190,752    10,553,191      11,151,490
                                                -----------    -----------   -----------     -----------
                                                -----------    -----------   -----------     -----------
Weighted average number of common
   shares outstanding-diluted   . . . . . .       7,941,116      8,336,968    10,788,005      11,356,915
                                                -----------    -----------   -----------     -----------
                                                -----------    -----------   -----------     -----------


* Aggregated quarterly earning per share amounts may not equal earnings per share amounts for the year due to the method of performing calculations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None

                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning the directors of the Company is incorporated by reference to "Election of Directors" in Proxy Statement, for the 1999 Annual Meeting of Stockholders of the Company ("1999 Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION

     Information required by this item is incorporated by reference to "Compensation of Directors" and "Executive Compensation" in the 1999 Proxy Statement.

ITEM 12. BENEFICIAL OWNERSHIP OF COMMON STOCK BY CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item is incorporated by reference to "Beneficial Ownership of Common Stock by Beneficial Owners and Management" in the 1999 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this item is incorporated by reference to "Certain Relationships and Related Transactions" in the 1999 Proxy Statement.

                                 PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)       (1) AND (2)  FINANCIAL STATEMENTS
          Financial Statements
          See index to consolidated financial statements on page 18 of this Form 10-K.

     Financial Statement Schedules
     All financial statement schedules are omitted because they are not applicable or not required, or because the required financial information is included in the consolidated financial statements or notes thereto.

     (3) EXHIBITS

     See Index to Exhibits on page 37 of this Form 10-K.

(b)  REPORTS ON FORM 8-K FILED IN THE FOURTH QUARTER OF 1998

     Acquisition and Disposition of Assets of Axidata,
     Inc. on Form 8-K filed December 16, 1998

     Acquisition and Disposition of Assets of Dreher
     Business Products, Inc. on Form 8-K filed December 30, 1998.

     Amendment to Form 8-K(a) filed December 31, 1998.

(c)  EXHIBITS

     See Index to Exhibits on page 37 of this Form 10-K.


Exhibit
 No.     Index to Exhibits Description
------   -----------------------------
3.1       Amended and Restated Articles of Incorporation of Miami Computer
          Supply Corporation.*
3.2       Amended and Restated Code of Regulations of Miami Computer Supply
          Corporation.*
4.0       Form of Stock Certificate of Miami Computer Supply Corporation.*
10.1      Lease by and between Draft Partnership and Miami Computer Supply, Inc.
          dated October 26, 1995.*
10.2      Lease by and between John Schwarz, Sr., Marcella Schwarz, John
          Schwarz, Jr., and Robert T. Schwarz and Miami Computer Supply, Inc.,
          dated June 30, 1994.*
10.3      Miami Computer Supply, Inc. Profit Sharing Plan.*
10.4      Miami Computer Supply, Inc. Section 125C Cafeteria Plan.*
10.5      Credit Agreement between Miami Computer Supply, Inc. and National City
          Bank, as Administrative Agent, and the  Named Lending Institutions,
          dated January 8, 1998.**
10.6      Epson Authorized Reseller Agreement dated June 28, 1995.*
10.7      Proxima Reseller Agreement dated May 29, 1996.*
10.8      Hewlett Packard U.S. Reseller Channel Agreement as amended January 1,
          1996.*
10.9      Lexmark Dealer Agreement dated November 1986.*
10.10     3M Authorized Distributor Agreement dated January 27, 1987.*
10.11     Employment Agreement by and between Miami Computer Supply, Inc., and
          Thomas C. Winstel dated May 30, 1996.*
10.12     Employment Agreement by and between Miami Computer Supply, Inc. and
          Richard A. Newkold dated May 30, 1996.*
10.13     Employment Agreement by and between Miami Computer Supply, Inc. and
          Roger E. Turvy dated May 30, 1996.*
10.14     Employment Agreement by and between Miami Computer Supply, Inc. and
          Michael E. Peppel  dated May 30, 1996.*
10.15     Employment Agreement by and between Miami Computer Supply, Inc. and
          John C. Huffman III dated May 30, 1996.*
10.16     Split Dollar Agreement by and between Miami Computer Supply, Inc. and
          Thomas C. Winstel dated December 1, 1995.*
10.17     Split Dollar Agreement by and between Miami Computer Supply, Inc. and
          Richard A. Newkold dated December 1, 1995.*
10.18     Split Dollar Agreement by and between Miami Computer Supply, Inc. and
          Roger E. Turvy dated December 1, 1995.*
10.19     Miami Computer Supply Corporation 1996 Stock Option Plan.*
10.20     Miami Computer Supply Corporation Non-employee Director Stock Option
          Plan.*
10.21     Severance Agreement for Albert L. Schwarz dated December 23, 1997.
          Incorporated by reference from the Company's Form 8-K as filed with the Commission on January 2, 1998, SEC File No. 000-21561.
10.22     Agreement and Plan of Reorganization, dated as of November 26, 1997, by and between the Company, MCSC Texas Acquisition Corporation (a wholly owned subsidiary of the Company), BRITCO and the named stockholder of BRITCO. (Incorporated by reference from the Company's
          Current Report on Form 8-K filed on December 15, 1997).
10.23     Agreement and Plan of Reorganization, dated as of December 23, 1997, by and among the Company, MCSC Freemont Acquisition Corporation (a wholly owned subsidiary of the Company), TBS Printware Corporation and the named stockholders of TBS Printware Corporation.  (Incorporated by reference from the Company's Current Report on Form 8-K filed on
          January 15, 1998).
10.24     Addendum and Amendment to the Agreement and Plan of Reorganization,
          dated as of December 23, 1997, by and among the Company, MCSC Freemont
          Acquisition Corporation (a wholly owned subsidiary of the Company),
          TBS Printware Corporation and the named stockholders of TBS Printware
          Corporation.  (Incorporated by reference from the Company's Current
          Report on Form 8-K filed on January 15, 1998).
10.25     Agreement and Plan of Reorganization, dated as of November 21, 1997, by and among the Company, Minnesota Western/Creative Office Products,
          Inc., MCSC California Acquisition Corporation (a wholly owned subsidiary of the Company), and the named stockholders of Minnesota
          Western/Creative Office Products, Inc.  (Incorporated by reference from the Company's Current Report on Form 8-K filed on January 30,
          1998).
10.26     Addendum and Amendment to the Agreement and Plan of Reorganization,
          dated as of January 16, 1998, by and among the Company, Minnesota
          Western/Creative Office Products, Inc., MCSC California Acquisition
          Corporation (a wholly owned subsidiary of the Company), and the named stockholders of Minnesota Western/Creative Office Products, Inc.
          (Incorporated by reference from the Company's Current Report on Form
          8-K filed on January 30, 1998).



10.27     Agreement and Plan of Reorganization by and among the Company, MCSC
          Tennessee Acquisition Corporation, Consolidated Media Systems, Inc.
          and the Named Stockholders dated July 16, 1998. (Incorporated by reference from the Company's Current Report on Form 8-K filed on September 23, 1998).
10.28 Asset Purchase Agreement, dated as of November 17, 1998, by and among the Company, 3553906 Canada Inc. (a wholly-owned subsidiary of the Company), Abitibi-Consolidated Inc. and Axidata Inc. (a wholly-owned subsidiary of Abitibi-Consolidated Inc.). (Incorporated by reference from the Company's Current Report on Form 8-K filed on December 16,
          1998).
10.29 Stock Purchase and Sale Agreement and Plan of Reorganization by and among the Company, MCSC Buckeye Acquisition Corporation, Dreher
          Business Products Corporation, Matrix Data Corporation and the Named
          Stockholders dated November 19, 1998. (Incorporated by reference from the Company's Current Report on Form 8-K filed on December 31, 1998).
21.0      Subsidiaries of the Registrant.
23.1      Consent of Elias, Matz, Tiernan & Herrick L.L.P.**
23.2      Consent of PricewaterhouseCoopers LLP.
27.0      Financial Data Schedule.
99.0      Forward-Looking Information.

_________
* Incorporated by reference from the Company's Registration Statement on Form S-1 as filed with the Commission on November 11, 1996, SEC File No. 333-12689.

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

                                   Miami Computer Supply Corporation


                                   By /s/ Michael E. Peppel
                                      -------------------------------
                                          MICHAEL E. PEPPEL
                                          President and Chief
                                           Executive  Officer

Date:  March  31, 1999

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated


     Signature and Title                          Date
     -------------------                          ----
/s/Anthony W. Liberati                            March 31, 1999
-------------------------------
ANTHONY W. LIBERATI, Chairman
of the Board and Director


/s/ Michael E. Peppel                             March 31, 1999
-------------------------------
MICHAEL E. PEPPEL,  President and
Chief Executive Officer and Director


/s/Robert G. Hecht                                March 31, 1999
-------------------------------
ROBERT G. HECHT, Vice Chairman
of the Board and Director


/s/ Harry F. Radcliffe                            March 31, 1999
-------------------------------
HARRY F. RADCLIFFE, Treasurer and Director


/s/  Thomas C. Winstel                            March 31, 1999
-------------------------------
THOMAS C. WINSTEL, Director, Secretary and
Vice President - Presentation Products


By /s/ Michael E. Peppel                          March 31, 1999
-------------------------------
MICHAEL E. PEPPEL, President and Chief
Executive Officer
(Principal Executive Officer)



By  /s/ Ira H. Stanley                             March 31, 1999
    ----------------------------
    IRA H. STANLEY
    Vice President - Chief Financial Officer
    (Principal Accounting Officer)