Form 10-Q
period 1999-03-31
MIAMI COMPUTER SUPPLY CORP
filed 1999-05-17
CIK 1023519

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                   (Mark One)
    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

                               Yes__X__     No_____

         At May 10, 1999, 11,629,580 shares of common stock, no par value per share, of the registrant were outstanding.

                        MIAMI COMPUTER SUPPLY CORPORATION

                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1999

                                      INDEX


PART I - FINANCIAL INFORMATION                                             PAGE
Item 1.  Financial Statements:
  Consolidated Balance Sheet . . . . . . . . . . . . . . . . . . . . . . . . 3
  Consolidated Statement of Operations . . . . . . . . . . . . . . . . . . . 4
  Consolidated Statement of Cash Flows . . . . . . . . . . . . . . . . . . . 5
  Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . 6

Item 2.  Management's Discussion and Analysis of
 Results of Operations and Financial Condition . . . . . . . . . . . . . . 6-9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk. . . . .10

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . .11
Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . . . . . . .11
Item 3.  Default Upon Senior Securities. . . . . . . . . . . . . . . . . . .11
Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . . .11
Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . . .11
Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . .11
Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .12

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                        MIAMI COMPUTER SUPPLY CORPORATION

                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)
                                  (UNAUDITED)

                                                                      MARCH 31,      DECEMBER 31,
                             ASSETS                                     1999            1998
                                                                        ----            ----
Current assets:
    Cash and cash equivalents . . . .  . . . . . . . . . . . . .      $   4,897       $   4,115
    Accounts receivable. . . . . . . . . . . . . . . . . . . . .         84,515          78,870
    Inventories . . . . . . .  . . . . . . . . . . . . . . . . .         53,802          40,109
    Prepaid expenses and other current assets  . . . . . . . . .          1,135           1,038
    Deferred income taxes . . . . . . . . . . . .  . . . . . . .            523             523
                                                                      ---------       ---------
         Total current assets  . . . . . . . . . . . . . . . . .        144,872         124,655
Property and equipment - net of accumulated
    depreciation . . . . . . . . . . . . . . . . . . . . . . . .         21,537          19,298
Intangible assets - net of accumulated
    amortization of $2,654 and $1,833 at March 31, 1999 and
    December 31, 1998, respectively. . . . . . . . . . . . . . .        111,467         102,884
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . .          1,857           3,143
                                                                      ---------       ---------
        Total assets  . . . .  . . . . . . . . . . . . . . . . .      $ 279,733       $ 249,980
                                                                      ---------       ---------
                                                                      ---------       ---------

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable - trade . . . . . . . . . . . . . . . . . .      $  54,572       $  37,889
    Accrued expenses, payroll and income taxes . . . . . . . . .          8,493           6,447
    Current portion of long-term debt . . . . . . . . . .  . . .            307             298
                                                                      ---------       ---------
         Total current liabilities . . . . . . . . . . . . . . .         63,372          44,634
 Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . .        113,305         107,906
 Deferred income taxes . . . . . . . . . . . . . . . . . . . . .            246             246
                                                                      ---------       ---------
         Total liabilities  . . .  . . . . . . . . . . . . . . .        176,923         152,786
                                                                      ---------       ---------

 Commitments and contingencies . . . . . . . . . . . . . . . . .             --              --

 Stockholders' equity:
   Preferred stock, no par value; 5,000,000 shares
       authorized, none outstanding  . . . . . . . . . . . . . .             --              --
   Common stock, no par value;  30,000,000 shares
      authorized, 11,629,730 and 11,550,485 shares
      outstanding  at March 31, 1999 and
      December 31, 1998, respectively. . . . . . . . . . . . . .            --              --
   Additional paid-in capital. . . . . . . . . . . . . . . . . .         88,574          86,154
   Retained earnings . . . . . . . . . . . . . . . . . . . . . .         14,695          12,275
   Cumulative other comprehensive income . . . . . . . . . . . .            238              97
   Treasury stock, at cost (shares March 31, 1999-34,177;
      December 31, 1998-79,414). . . . . . . . . . . . . . . . .           (697)         (1,332)
                                                                      ---------       ---------
         Total stockholders' equity  . . . . . . . . . . . . . .        102,810          97,194
                                                                      ---------       ---------
         Total liabilities and stockholders' equity  . . . . . .      $ 279,733       $ 249,980
                                                                      ---------       ---------
                                                                      ---------       ---------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        MIAMI COMPUTER SUPPLY CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                  (Dollars in thousands, except per share data)

                                                              QUARTER ENDED
                                                                 MARCH 31,
                                                                 ---------
                                                          1999               1998
                                                          ----               ----
Net sales . . . . . . . . . . . . . . . . . .      $    153,869       $     55,164
Cost of sales . . . . . . . . . . . . . . . .           124,842             42,653
                                                   ------------       ------------
Gross profit. . . . . . . . . . . . . . . . .            29,027             12,511
Selling, general and administrative
     expenses . . . . . . . . . . . . . . . .            22,490             10,263
                                                   ------------       ------------
Operating income. . . . . . . . . . . . . . .             6,537              2,248
Interest expense. . . . . . . . . . . . . . .            (2,130)              (426)
Other income. . . . . . . . . . . . . . . . .               108                124
                                                   ------------       ------------
Income before income taxes. . . . . . . . . .             4,515              1,946
Provision for income taxes. . . . . . . . . .             2,095                860
                                                   ------------       ------------
Net income. . . . . . . . . . . . . . . . . .      $      2,420       $      1,086
                                                   ------------       ------------
                                                   ------------       ------------
Earnings per share of common stock-
   basic and diluted. . . . . . . . . . . . .      $       0.21       $       0.14
                                                   ------------       ------------
                                                   ------------       ------------
Weighted average number of common
    shares outstanding-basic. . . . . . . . .        11,491,697          7,779,377
                                                   ------------       ------------
                                                   ------------       ------------
Weighted average number of common
  shares outstanding-diluted. . . . . . . . .        11,726,844          7,941,116
                                                   ------------       ------------
                                                   ------------       ------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        MIAMI COMPUTER SUPPLY CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                  (Dollars in thousands, except per share data)

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                               ---------
                                                                           1999           1998
                                                                           ----           ----
Cash flows from operating activities:
    Net income  . . . . . . . . . . . . . . . . . . . . . . . . . .      $  2,420       $  1,086
Adjustments to reconcile net income to cash flows from
        operating activities:
Depreciation and amortization . . . . . . . . . . . . . . . . . . .         1,448            537
Changes in assets and liabilities, net of effects of acquisitions of businesses:
     Accounts receivable  . . . . . . . . . . . . . . . . . . . . .        (3,431)        (2,930)
     Inventories. . . . . . . . . . . . . . . . . . . . . . . . . .       (11,980)        (1,279)
     Prepaid expenses and deposits  . . . . . . . . . . . . . . . .         1,174           (241)
     Accounts payable - trade . . . . . . . . . . . . . . . . . . .        14,219         (2,500)
     Accrued expenses, taxes and withholdings . . . . . . . . . . .         1,655          1,313
                                                                         --------       --------
     Cash provided by/(used in) operating activities  . . . . . . .         5,505         (4,014)
                                                                         --------       --------
Cash flows from investing activities:
     Capital expenditures . . . . . . . . . . . . . . . . . . . . .        (2,416)          (625)
     Investment in other assets . . . . . . . . . . . . . . . . . .           105            194
     Business combinations. . . . . . . . . . . . . . . . . . . . .        (5,451)       (14,364)
     Cash included in acquisitions. . . . . . . . . . . . . . . . .            --            259
                                                                         --------       --------
Cash used in investing activities . . . . . . . . . . . . . . . . .        (7,762)       (14,536)
                                                                         --------       --------
Cash flows from financing activities:
     Net borrowings under line-of-credit. . . . . . . . . . . . . .         5,428         25,415
     Net increase in long-term debt . . . . . . . . . . . . . . . .           338            350
     Payment of debt acquired in business combinations. . . . . . .        (1,742)        (5,257)
     Payment of notes payable . . . . . . . . . . . . . . . . . . .            --         (2,791)
     Treasury stock purchases . . . . . . . . . . . . . . . . . . .          (763)            --
                                                                         --------       --------
Cash provided by financing activities . . . . . . . . . . . . . . .         3,261         17,717
                                                                         --------       --------
Effects of exchange rates on cash . . . . . . . . . . . . . . . . .          (222)            --
                                                                         --------       --------
Net increase/(decrease) in cash . . . . . . . . . . . . . . . . . .           782           (833)
     Cash - beginning of period . . . . . . . . . . . . . . . . . .         4,115          1,662
                                                                         --------       --------
     Cash - end of period . . . . . . . . . . . . . . . . . . . . .      $  4,897       $    829
                                                                         --------       --------
                                                                         --------       --------
Supplemental cash flow information:
     Common stock issued in business combinations . . . . . . . . .      $  3,425       $ 14,194

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        MIAMI COMPUTER SUPPLY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                  (Dollars in thousands, except per share data)

NOTE 1 - GENERAL

         The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of SEC Regulation S-X. Consequently, they do not include all the disclosures required under generally accepted accounting principles for complete financial statements. However, in the opinion of the management of Miami Computer Supply Corporation (the "Company"), the consolidated financial statements presented herein contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company and its consolidated subsidiaries. For further information regarding the Company's accounting policies and the basis of presentation of the financial statements, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

NOTE 2 - ACQUISITIONS

         Effective March 1, 1999, the Company completed its acquisition of Central Audio Visual, Inc ("CAV") in a purchase business combination. CAV is engaged in the distribution of audio-visual presentation products. The purchase price totaled $6,850 and was comprised of cash, 161,224 shares of the Company's common stock with a fair value of $3,425 and related out of pocket expenses. The purchase price was allocated to the estimated fair values of the assets acquired and liabilities assumed with the residual being allocated to intangible assets (goodwill) which is being amortized over a forty year life. The acquisition of CAV was not material to the consolidated financial statements and pro forma data is not presented.

         As disclosed in the Annual Report on Form 10-K, the Company has been involved in an active acquisition program. Results of operations for the three months ended March 31, 1999 include the impact of entities acquired during 1998 which are not included in the results of operations for the three months ended March 31, 1998. The following pro forma information illustrates the effect of these 1998 acquisitions assuming they had occurred on January 1, 1998.

                                                           Three months ended
                                                              March 31, 1998
     Net sales. . . . . . . . . . . . . . . . . . . . . . .       $ 127,122

     Net income . . . . . . . . . . . . . . . . . . . . . .       $   1,167

     Basic and diluted earnings per share . . . . . . . . .       $    0.13

         The pro forma statement of operations data reflect the effects of the purchase price allocation and the resultant amortization and additional interest expense associated with the cash used to fund the acquisitions, along with other adjustments directly attributable to the transactions. The pro forma data reflects adjustments directly related to the acquisitions and does not include adjustments that may arise as a consequence of the acquisitions, such as cost, savings, improved efficiencies, etc. Therefore, the pro forma data is not necessarily indicative of operating results that would have occurred for the three month period ended March 31, 1999, or in future periods, had the acquisitions actually occurred on January 1, 1998.

NOTE 3 - COMPREHENSIVE INCOME

         Comprehensive income was $2,561 and $1,086, for the three months ended March 31, 1999 and 1998, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the information contained in the unaudited consolidated financial statements and Notes to consolidated financial statements. The following information contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act") and is subject to the safe harbor created by that Act. The words "estimate," "project," "anticipate," "expect," "intend," "believe," "plans" and similar expressions are intended to identify forward-looking statements. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, changes in general economic and business conditions, the availability of capital on acceptable terms, actions of competitors and key suppliers, risks inherent in acquiring, integrating and operating new businesses, exchange rate fluctuations, the regulatory and trade environment (both domestic and foreign), and changes in business strategies and other factors as discussed in Exhibit 99.

         The Company intends to continue its aggressive acquisition strategy of entering new markets domestically and internationally on an opportunistic basis, to acquire computer and office automation supply and audio-visual presentation products distribution companies and to hire certain experienced sales representatives in and outside of the Company's current market areas, some of whom may be constrained from working in their present locations for a period of time. The Company actively continues to evaluate other potential acquisitions and to identify and have preliminary discussions and negotiations with potential acquisition candidates. There can be no assurance that any acquisition can or will be consummated on terms favorable to the Company or that the Company will not need additional debt or equity financing to continue its acquisition strategy.

MATERIAL CHANGES IN FINANCIAL CONDITION

         During the three months ended March 31, 1999, there were no material changes in the financial condition of the Company.

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

         NET SALES. Net sales for the three months ended March 31, 1999 increased by $98.7 million, or 178.8%, to $153.9 million from $55.2 million for the three months ended March 31, 1998. Of the increase, sales to the Company's core customer base increased 21.5%; the balance of the increase resulted from acquired entities.

         GROSS PROFIT. Gross profit for the three months ended March 31, 1999 increased by $ 16.5 million, or 132.0% to $29.0 million from $12.5 million for the three months ended March 31, 1998. Gross profit as a percentage of net sales for the three months ended March 31, 1999 was 18.9% compared to 22.7% for the three months ended March 31, 1998. The decrease in the gross profit percentage was due primarily to the increase in dealer sales, which have a lower gross profit percentage, as compared to sales to end-users. The increase in the Company's dealer sales resulted from the Company's acquisition of the Axidata business.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three months ended March 31, 1999 increased by $12.2 million, to $22.5 million from $10.3 million for the three months ended March 31, 1998. The majority of the increase resulted from acquired entities. The selling, general and administrative expense was 14.6% and 18.6% of sales for the three months ended March 31, 1999 and 1998, respectively. This decrease was a result of the increased dealer sales which have a lower percentage expense than end user sales.

         OPERATING INCOME. Operating income for the three months ended March 31, 1999 increased by $4.3 million to $6.5 million from $2.2 million for the three months ended March 31, 1998 for the reasons stated above. Operating margin increased to 4.2% in 1999 compared to 4.1% in 1998.

         INTEREST EXPENSE. Interest expense for the three months ended March 31, 1999 increased by $1.7 million to $2.1 million from $.4 million for the three months ended March 31, 1998 due primarily to the increased level of indebtedness during 1998, utilized to fund business combinations and the growth in working capital requirements.

         PROVISION FOR INCOME TAXES. The provision for income taxes for the three months ended March 31, 1999 increased $1.2 million to $2.1 million from $.9 million for the three months ended March 31, 1998. The Company's effective tax rate was 46.4% for the three months ended March 31, 1999 and 44.2% for the three months ended March 31, 1998. Increased amortization of goodwill, most of which is not deductible for tax purposes, was the reason for the higher tax rate during the 1999 three month period.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash flows from operating activities totaled $5.5 million for the first three months of 1999 compared to $4.0 million used by operating activities during the first three months of 1998. The change in net cash flows from operating activities in the first three months of 1999, compared to the first three months of 1998, was due primarily to increased net income and an increase in trade accounts payable, offset by higher levels of accounts receivable and inventory.

         Net cash used in investing activities was $8.0 million for the three months ended March 31, 1999 versus $14.5 million for the three months ended March 31, 1998. The net cash used in investing activities primarily reflects the acquisitions completed during the quarter and capital expenditures for the quarter. Net cash provided by financing activities totaled $3.3 million for the three months ended March 31, 1999 compared with $17.7 million for the three months ended March 31, 1998.

         Capital expenditures for the three months ended March 31, 1999 of $2.4 million were used primarily to upgrade the Company's management information systems.

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

YEAR 2000 ISSUES

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

         The Company has not completed an assessment of third party readiness. The Company regularly carries products and accessories manufactured by over 500 original equipment manufacturers. Approximately 52% of the Company's net sales for the year ended December 31, 1998, were provided by its suppliers. The Company intends to obtain written assurance from these suppliers that they expect to be Year 2000 compliant on a timely basis. Should a significant number of the Company's suppliers not be Year 2000 compliant, the Company might not be able to supply its customers with products on a timely basis, bill timely for its products or collect its account receivable on a timely basis. Such a disruption could have a material adverse affect on the Company's operation and financial performance. The Company expects to complete its evaluation of third party readiness during the second quarter of 1999.

2) THE COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES:
         The cost of year 2000 compliance and the J.D. Edwards software conversion to date has approximated $5.0 million. The cost to bring the Company into compliance and convert its financial and distribution systems to the J. D. Edwards system is currently estimated to be approximately $6.3 million including the amount spent to date.

3) THE COMPANY'S CONTINGENCY PLANS:
         The Company is continuing to develop contingency plans as needed in the future, including the determination of alternative service providers if the Company's current third party service providers become incapable of performing services for the Company and/or its customers as a result of the year 2000 problem.

CREDIT FACILITY

         On December 10, 1998, the Company revised its then existing lending arrangements with a consortium of banks. An amended and restated credit facility of $125.0 million was provided by PNC Bank, N.A. and four other banks and matures on December 10, 2003. Borrowings under the credit facility are classified as long term debt. The credit facility enables the Company to borrow funds and repay funds during the term of the agreement and contains restrictive covenants which include, among other restrictions: (i) the maintenance of certain financial ratios; (ii) restrictions on (a) the purchase or sale of assets, (b) any merger, sale or consolidation activity, (c) loans, investments and guarantees made by the Company, (d) lease and sale and leaseback transactions, and (e) capital expenditures; and (iii) certain limitations on the incurrence of other indebtedness. In addition, the credit facility prohibits the payment of dividends and certain repurchases of the Company's common stock. The Credit Facility is collateralized by substantially all of the Company's assets. The interest rate for the credit facility is based upon either the LIBOR rate plus a variable spread (1.75% at March 31, 1999) or the prime rate (7.75% at March 31, 1999). Subsequent to March 31, 1999, the Company's credit facility was temporarily increased to $140.0 million, until August 31, 1999.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         No significant market risk changes occurred in the three month period ended March 31, 1999.

                            PART II-OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         Not applicable.

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

ITEM 5.  OTHER INFORMATION
         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a)   Exhibits

         27 Financial Data Schedule

         99 Safe Harbor Under the Private Securities Litigation Reform Act of 1995

(b)   Reports on Form 8-K

         Form 8-K filed on January 15, 1999 to provide consents from certain independent accountants with respect to the incorporation by reference of certain of their reports into certain registration statements of the Company.

         Form 8-K/A filed on February 24, 1999 to amend Form 8-K originally filed on December 16, 1998, regarding the Company's acquisition of certain assets and liabilities of the computer supply business of Axidata Inc. ("Axidata Business"), a wholly-owned subsidiary of Abitibi Consolidated, Inc. The Form 8-K/A was filed to provide the audited financial statements of the Axidata Business, as well as pro forma data.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        MIAMI COMPUTER SUPPLY CORPORATION
                                  (Registrant)


Date:  May 17, 1999
                  By: /s/ Ira H. Stanley
                      Ira H. Stanley
                      Vice President - Chief Financial Officer