Form 10-Q
period 1999-06-30
MIAMI COMPUTER SUPPLY CORP
filed 1999-08-16
CIK 1023519

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                   (Mark One)
    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

                            Yes __X__      No_____

         At August 12, 1999 11,665,367 shares of common stock, no par value per share, of the registrant were outstanding.

                     MIAMI COMPUTER SUPPLY CORPORATION

                                  FORM 10-Q
                           QUARTER ENDED JUNE 30, 1999

                                     INDEX

PART I - FINANCIAL INFORMATION                                                                                             PAGE
Item 1.  Financial Statements:
  Consolidated Statement of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3
  Consolidated Balance Sheet . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           4
  Consolidated Statement of Cash Flows . . .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            5
  Notes to Consolidated Financial Statements. . . . . . .   . . . . . . . . . . . . . . . . . . . . . . . . . . .            6

Item 2.  Management's Discussion and Analysis of
 Results of Operations and Financial Condition. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           7-9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk . . . . . . . . . . . . . . . . . . . . . . .            10

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            11
Item 2.  Changes in Securities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            11
Item 3.  Default Upon Senior Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            11
Item 4.  Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . . . . . . . . . . . . . . . .            11
Item 5.  Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            11
Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            11
Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            12

                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      MIAMI COMPUTER SUPPLY CORPORATION

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)
           (Dollars in thousands, except share and per share data)

                                                             QUARTER ENDED                    SIX MONTHS ENDED
                                                                JUNE 30,                           JUNE 30,
                                                     -----------------------------      ------------------------------
                                                          1999            1998              1999               1998
                                                     ------------     ------------      ------------      ------------
  Net sales  . . . . . . . . . . . . . . . . .       $    158,516     $     67,110      $    312,385      $    122,307
  Cost of sales  . . . . . . . . . . . . . . .            127,053           53,086           251,895            95,684
                                                     ------------     ------------      ------------      ------------

 Gross profit  . . . . . . . . . . . . . . . .             31,463           14,024            60,490            26,623

 Selling, general and administrative
     expenses  . . . . . . . . . . . . . . . .             24,541           11,002            47,031            21,265
                                                     ------------     ------------      ------------      ------------

 Operating income  . . . . . . . . . . . . . .              6,922            3,022            13,459             5,358
 Interest expense  . . . . . . . . . . . . . .             (2,393)            (818)           (4,524)           (1,245)
 Other income  . . . . . . . . . . . . . . . .                152               42               260                79
                                                     ------------     ------------      ------------      ------------

 Income before income taxes. . . . . . . . . .              4,681            2,246             9,195             4,192
 Provision for income taxes. . . . . . . . . .              2,157            1,012             4,251             1,872
                                                     ------------     ------------      ------------      ------------

 Net income. . . . . . . . . . . . . . . . . .       $      2,524     $      1,234      $      4,944      $      2,320
                                                     ------------     ------------      ------------      ------------
                                                     ------------     ------------      ------------      ------------

 Earnings per share of common stock-
     basic. . . . . .  . . . . . . . . . . . .       $       0.22     $       0.15      $       0.43      $       0.29
                                                     ------------     ------------      ------------      ------------
                                                     ------------     ------------      ------------      ------------

 Earnings per share of common stock-
     diluted . . . . . . . . . . . . . . . . .       $       0.22     $       0.15      $       0.42      $       0.28
                                                     ------------     ------------      ------------      ------------
                                                     ------------     ------------      ------------      ------------

Weighted average number of common
    shares outstanding-basic . . . . . . . . .         11,433,345        8,190,752        11,396,425         8,098,788
                                                     ------------     ------------      ------------      ------------
                                                     ------------     ------------      ------------      ------------

Weighted average number of common
  shares outstanding-diluted . . . . . . . . .         11,633,652        8,336,968        11,646,914         8,230,461
                                                     ------------     ------------      ------------      ------------
                                                     ------------     ------------      ------------      ------------


                  The accompanying notes are an integral part of
                     these consolidated financial statements.

                        MIAMI COMPUTER SUPPLY CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                               JUNE 30,      DECEMBER 31,
                             ASSETS                                              1999            1998
                                                                               ---------      ---------
 Current assets:
    Cash and cash equivalents . . . .  . . . . . . . . . . . . .               $     239      $   4,115
    Accounts receivable . . . . . . . . .  . . . . . . . . . . .                  79,266         78,870
    Inventories  . . . . . . . . . . . . . . . . . . . . . . . .                  57,535         40,109
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . .                     995          2,351
    Deferred income taxes. . . . . . . . . . . . . . . . . . . .                     523            523
                                                                               ---------      ---------
         Total current assets  . . . . . . . . . . . . . . . . .                 138,558        125,968
Property and equipment - net of accumulated
         depreciation. . . . . . . . . . . . . . . . . . . . . .                  23,651         19,298
Intangible assets - net of accumulated
         amortization of 3,473 and $1,833 at
         June 30, 1999 and December 31, 1998, respectively . . .                 110,980        102,884
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . .                   1,803          1,830
                                                                               ---------      ---------
         Total assets. . . . . . . . . . . . . . . . . . . . . .               $ 274,992      $ 249,980
                                                                               ---------      ---------
                                                                               ---------      ---------

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable - trade .. . . . . . . . . . . . . . . . . .               $  36,253      $  37,889
   Accrued expenses, payroll and income taxes. . . . . . . . . .                   7,674          6,447
   Current portion of long-term debt . . . . . . . . . . . . . .                     462            298
                                                                               ---------      ---------
         Total current liabilities . . . . . . . . . . . . . . .                  44,389         44,634
Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . .                 127,493        107,906
   Deferred income taxes . . . . . . . . . . . . . . . . . . . .                     246            246
                                                                               ---------      ---------
         Total liabilities . . . . . . . . . . . . . . . . . . .                 172,128        152,786
                                                                               ---------      ---------


Stockholders' equity:
   Preferred stock, no par value; 5,000,000 shares
       authorized, none outstanding. . . . . . . . . . . . . . .                      --             --
   Common stock, no par value; 30,000,000 shares authorized,
       11,665,067 and 11,550,485 shares outstanding at June
       30, 1999 and December 31, 1998, respectively. . . . . . .                      --             --
    Additional paid-in capital  . . .  . . . . . . . . . . . . .                  89,182         86,154
    Retained earnings . . . .  . . . . . . . . . . . . . . . . .                  17,219         12,275
    Cumulative translation adjustment. . . . . . . . . . . . . .                     477            310
    Unrealized loss on marketable securities . . . . . . . . . .                    (205)          (213)
    Treasury stock, at cost (shares 209,695; 79,414) . . . . . .                  (3,809)        (1,332)
                                                                               ---------      ---------
         Total stockholders' equity. . . . . . . . . . . . . . .                 102,864         97,194
                                                                               ---------      ---------
            Total liabilities and stockholders' equity . . . . .               $ 274,992      $ 249,980
                                                                               ---------      ---------
                                                                               ---------      ---------


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                         MIAMI COMPUTER SUPPLY CORPORATION

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                                                              SIX MONTHS ENDED
                                                                                                  JUNE 30,
                                                                                    ------------------------------------
                                                                                           1999              1998
                                                                                    -----------------  -----------------
Cash flows used in operating activities:
    Net income. . . . . . . . . . . . . . . . . . . . . . . . . . .                 $          4,944   $         2,320
    Adjustments to reconcile net income to cash used
       in operating activities:
    Depreciation and amortization . . . . . . . . . . . . . . . . .                            3,005             1,004
    Changes in assets and liabilities net of effects of
           acquisitions of businesses:
      Accounts receivable . . . . . . . . . . . . . . . . . . . . .                            2,655            (5,519)
      Inventories . . . . . . . . . . . . . . . . . . . . . . . . .                          (15,001)           (2,657)
      Other current assets. . . . . . . . . . . . . . . . . . . . .                            1,434              (467)
      Accounts payable - trade. . . . . . . . . . . . . . . . . . .                           (4,536)             (746)
      Accrued expenses, taxes and withholding . . . . . . . . . . .                              574               998
                                                                                    -----------------  -----------------

      Cash used in operating activities . . . . . . . . . . . . . .                           (6,925)           (5,067)
                                                                                    -----------------  -----------------

Cash flows from investing activities:
   Capital expenditures  . .  . . . . . . . . . . . . . . . . . . .                           (4,506)           (1,167)
   Investment in cash surrender value officers' life insurance. . .                              132               195
   Business combinations. . . . . . . . . . . . . . . . . . . . . .                           (5,786)          (17,272)
   Cash included in acquisitions. . . . . . . . . . . . . . . . . .                               25               266
                                                                                    -----------------  -----------------

Cash used in investing activities . . . . . . . . . . . . . . . . .                          (10,135)          (17,978)
                                                                                    -----------------  -----------------

Cash flows from financing activities:
      Net proceeds from sale of common stock  . . . . . . . . . . .                                7            31,702
      Net borrowings (payments) under line-of-credit. . . . . . . .                           19,555              (442)
      Increase in long-term debt - net. . . . . . . . . . . . . . .                              295               389
      Purchase of Treasury Stock. . . . . . .   . . . . . . . . . .                           (4,001)               --
      Payment of debt acquired in business combinations . . . . . .                           (2,176)           (8,649)
      Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .                             --                  (7)
                                                                                    -----------------  -----------------

Cash provided by financing activities . . . . . . . . . . . . . . .                           13,680            22,993
                                                                                    -----------------  -----------------
Effects of exchange rates on cash . . . . . . . . . . . . . . . . .                             (496)               --
                                                                                    -----------------  -----------------

Net decrease in cash . . . . . . . . . . . . . . . . . . . . . . .                            (3,876)              (52)
      Cash - beginning of period . . . . . . . . . . . . . . . . .                             4,115             1,662
                                                                                    -----------------  -----------------

      Cash - end of period . . . . . . . . . . . . . . . . . . . .                 $             239  $          1,610
                                                                                    -----------------  -----------------
                                                                                    -----------------  -----------------

               The accompanying notes are an integral part of
                  these consolidated financial statements.

                       MIAMI COMPUTER SUPPLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - GENERAL

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions and requirements of Form 10-Q. Consequently, they do not include all the disclosures required under generally accepted accounting principles for complete financial statements. However, in the opinion of the management of Miami Computer Supply Corporation (the "Company"), the consolidated financial statements presented herein contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company and its consolidated subsidiaries. The results of operations for the period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period. For further information regarding the Company's accounting policies and the basis of presentation of the financial statements, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

NOTE 2 - ACQUISITIONS

         Effective June 15, 1999, the Company completed its acquisition of Audio Visual Systems, Inc ("AVS") in a purchase business combination. AVS is engaged in the distribution and integration of audio-visual presentation products. The purchase price totaled $1,500,000 and was comprised of cash, 38,137 shares of the Company's common stock with a fair value of $750,000 and related out of pocket expenses. The purchase price was allocated to the estimated fair values of the assets acquired and liabilities assumed with the residual being allocated to intangible assets (goodwill) which is being amortized over a forty year life. The acquisition of AVS was not material to the consolidated financial statements and pro forma data is not presented.

         As disclosed in the Annual Report on Form 10-K, the Company has been involved in an active acquisition program. Results of operations for the six months ended June 30, 1999 include the impact of entities acquired during 1998 which are not included in the results of operations for the six months ended June 30, 1998. The following pro forma information illustrates the effect of these 1998 acquisitions assuming they had occurred on January 1, 1998.

                                                                    Six months ended
                                                                      June 30, 1998
             Net sales ............................................     $264,837

             Net income ...........................................     $  2,141

             Basic and diluted earnings per share .................     $   0.23

         The pro forma statement of operations data reflect the effects of the purchase price allocation and the resultant amortization and additional interest expense associated with the cash used to fund the acquisitions, along with other adjustments directly attributable to the transactions. The pro forma data reflects adjustments directly related to the acquisitions and does not include adjustments that may arise as a consequence of the acquisitions, such as cost savings, improved efficiencies, etc. Therefore, the pro forma data is not necessarily indicative of operating results that would have occurred for the six month period ended June 30, 1998, or in future periods, had the acquisitions actually occurred on January 1, 1998.

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

         The Company intends to continue its aggressive acquisition strategy of entering new markets domestically and internationally on an opportunistic basis, to acquire computer and office automation supply, audio-visual presentation products distribution and integration companies and to hire certain experienced sales representatives in and outside of the Company's current market areas, some of whom may be constrained from working in their present locations for a period of time. The Company actively continues to evaluate other potential acquisitions and to identify and have preliminary discussions and negotiations with potential acquisition candidates. There can be no assurance that any acquisition can or will be consummated on terms favorable to the Company or that the Company will not need additional debt or equity financing to continue its acquisition strategy.

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

         NET SALES. Net sales for the three months ended June 30, 1999 increased by $92 million, or 137%, to $159 million from $67 million for the three months ended June 30, 1998. Of the increase, sales to the Company's core customer base increased 18%; the balance of the increase resulted from the acquisitions.

         GROSS PROFIT. Gross profit for the three months ended June 30, 1999 increased by $17 million, or 121% to $31 million from $14 million for the three months ended June 30, 1998. Gross profit as a percentage of net sales for the three months ended June 30, 1999 was 20% compared to 21% for the three months ended June 30, 1998.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three months ended June 30, 1999 increased by $14 million, to $25 million from $11 million for the three months ended June 30, 1998. The majority of the increase resulted from the acquisitions the Company has completed since June 30, 1998. As a percentage of net sales, selling, general and administrative expenses were 15% for the three months ended June 30, 1999 compared to 16% for the three months ended June 30, 1998.

         OPERATING INCOME. Operating income for the three months ended June 30, 1999 increased by $4 million to $7 million from $3 million for the three months ended June 30, 1998 for the reasons stated above. Operating margin decreased to 4% for the three months ended June 30, 1999 compared to 5% for the three months ended June 30, 1998.

         INTEREST EXPENSE. Interest expense for the three months ended June 30, 1999 increased by $1.5 million to $2.3 million from $.8 million for the three months ended June 30, 1998 due primarily to the increased level of indebtedness during 1999, utilized to fund business combinations and the growth in working capital.

         PROVISION FOR INCOME TAXES. The provision for income taxes for the three months ended June 30, 1999 increased $1 million to $2 million from $1 million for the three months ended June 30, 1998. The Company's effective tax rate was 46% for the three months ended June 30, 1999 and 45% for the three months ended June 30, 1998.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

         NET SALES. Net sales for the six months ended June 30, 1999 increased by $190 million, or 156%, to $312 million from $122 million for the six months ended June 30, 1998. Of the increase, sales to the Company's core customer base increased 19%; the balance of the increase resulted from the acquisitions.

         GROSS PROFIT. Gross profit for the six months ended June 30, 1999 increased by $33 million, or 122% to $60 million from $27 million for the six months ended June 30, 1998. Gross profit as a percentage of net sales for the six months ended June 30, 1999 was 19% compared to 22% for the six months ended June 30, 1998. The decrease in gross profit is due to the portion of Axidata's business derived from wholesale sales, which has lower margins than the Company as a whole.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the six months ended June 30, 1999 increased by $26 million, to $47 million from $21 million for the six months ended June 30, 1998. The majority of the increase resulted from the acquisitions the Company has completed since June 30, 1998. As a percentage of net sales, selling, general and administrative expenses were 15% for the six months ended June 30, 1999 compared to 17% for the six months ended June 30, 1998.

         OPERATING INCOME. Operating income for the six months ended June 30, 1999 increased by $8 million to $13 million from $5 million for the six months ended June 30, 1998, for the reasons stated above. Operating margins were 4% for the six months ended June 30, 1999 compared to 4% for the six months ended June 30, 1998.

         INTEREST EXPENSE. Interest expense for the six months ended June 30, 1999 increased to $5 million from $1 million for the six months ended June 30, 1998 due primarily to the increased level of indebtedness during 1999, which was used for business combinations and working capital.

         PROVISION FOR INCOME TAXES. The provision for income taxes for the six months ended June 30, 1999 increased $2 million to $4 million from $2 million for the six months ended June 30, 1998. The Company's effective tax rate was 46% for the six months ended June 30, 1999 as compared to 45% for the corresponding period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash flows used in operating activities totaled $7 million for the first six months of 1999 compared to $5 million used by operating activities during the first six months of 1998. The change in net cash flows from operating activities was due primarily to an increase in inventory and to support business growth.

         Net cash used in investing activities was $10 million for the six months ended June 30, 1999 versus $18 million for the six months ended June 30, 1998. The net cash used in investing activities primarily reflects the acquisitions completed during the period. Net cash provided by financing activities totaled $14 million for the six months ended June 30, 1999 compared with $23 million for the six months ended June 30, 1998.

         Capital expenditures for the six months ended June 30, 1999 totaled $5 million and were used primarily to upgrade the Company's management information systems.

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

2) THE COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES:

         The cost to bring the Company into compliance and convert its financial and distribution systems to the J. D. Edwards system is currently estimated to be approximately $7.9 million including the amount spent to date.

3) THE COMPANY'S CONTINGENCY PLANS:

         The Company is continuing to develop contingency plans as needed in the future, including the determination of alternative service providers if the Company's current third party service providers become incapable of performing services for the Company and/or its customers as a result of the year 2000 problem.

CREDIT FACILITY

         On December 10, 1998, the Company revised its then existing lending arrangements with a consortium of banks. An amended and restated credit facility of $125.0 million was provided by PNC Bank, N.A. and four other banks and matures on December 10, 2003. Borrowings under the credit facility are classified as long term debt. The credit facility enables the Company to borrow funds and repay funds during the term of the agreement and contains restrictive covenants which include, among other restrictions: (i) the maintenance of certain financial ratios; (ii) restrictions on ( a ) the purchase or sale of assets, ( b ) any merger, sale or consolidation activity, ( c ) loans, investments and guarantees made by the Company, ( d ) lease and sale and leaseback transactions, and ( e ) capital expenditures; and (iii) certain limitations on the incurrence of other indebtedness. In addition, the credit facility prohibits the payment of dividends and certain repurchases of the Company's common stock. The Credit Facility is collateralized by substantially all of the Company's assets. The interest rate for the credit facility is based upon either the LIBOR rate plus a variable spread (2% at June 30, 1999) or the prime rate (8% at June 30, 1999). April 19, 1999, the Company's credit facility was temporarily increased to $140.0 million, until August 31, 1999.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         No significant market risk changes occurred in the three-month period ended June 30, 1999.

                            PART II-OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
                  Not applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
                  Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
                  Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         On May 25, 1999, the Company held its third Annual Shareholders Meeting at The Presidential Banquet Center 4548 Presidential Way, Dayton, Ohio 45429 at 10:30 a.m., Eastern time.

         There were 11,625,580 shares of Common Stock of the Company which could be voted at the Annual Meeting, and 5,984,697 shares were represented at such meeting by the holders thereof in person or by proxy, which constituted a quorum. Matters voted upon were as follows:

            NOMINEES FOR BOARD OF DIRECTORS FOR A ONE-YEAR TERM EXPIRING IN 2000

NAME                                   FOR              WITHHELD
----                                   ---              --------
a.  Robert G. Hecht                 8,279,174            8,585
b.  Anthony W. Liberati             8,278,920            8,839
c.  Harry F. Radcliffe              8,278,124            9,635
d.  Thomas C. Winstel               8,279,070            8,689
e.  Michael E. Peppel               8,278,962            8,797

         The shareholders also voted by ballot and by proxy to ratify the appointment by the Board of Directors of PricewaterhouseCoopers, LLP as the Company's independent auditors for the fiscal year ending December 31, 1999, and the result of the vote taken was as follows:

                    FOR              AGAINST               ABSTAIN
                    ---              -------               -------
                 8,284,962             869                  1,948

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

         Not applicable.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        MIAMI COMPUTER SUPPLY CORPORATION
                                  (Registrant)


Date:  August 16, 1999
               By:  /S/ Ira H. Stanley
                    Ira H. Stanley
                    Vice President - Chief Financial Officer

EXHIBIT 99

               SAFE HARBOR UNDER THE PRIVATE SECURITIES LITIGATION
                               REFORM ACT OF 1995

The Private Securities Litigation Reform Act of 1995 (the "Act") provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies, so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. The Company desires to take advantage of the "safe harbor" provisions of the Act. Certain information, particularly information regarding future economic performance and finances and plans and objectives of management, contained, or incorporated by reference, in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 is forward-looking. In some cases, information regarding certain important factors that could cause actual results to differ materially from any such forward-looking statement appear together with such statement. Also, the following factors, in addition to other possible factors not listed, could affect the Company's actual results and cause such results to differ materially from those expressed in forward-looking statements.

Highly Competitive Industry. The computer and office automation supply and audio-visual presentation products industry is highly competitive. The Company competes with major full-service office products distributors, other national and regional computer supply distributors, office products superstores, direct mail order companies, and, to a lesser extent, non-specialized retailers. Certain of the Company's competitors, such as office products superstores and major full-service office products distributors have substantially greater financial and other resources and purchasing power than the Company. The Company believes that the computer supply and audio-visual presentation products industry will become more consolidated in the future and consequently more competitive. Increasing competition will result in greater price discounting which will continue to have a negative impact on the industry's gross margins. There can be no assurance that the Company will not encounter increased competition in the future, which could have a material adverse effect on the Company's business.

Dependence on Certain Key Suppliers. Although the Company regularly carries products and accessories manufactured by approximately 500 original equipment manufacturers, 52.4% and 47.2% of the Company's net sales in fiscal year 1998 and in the three months ended March 31, 1999, respectively, were derived from products supplied by the Company's ten largest suppliers. In addition, the Company's business is dependent upon terms provided by its key suppliers, including pricing and related provisions, product availability and dealer authorizations. While the Company considers its relationships with its key suppliers, including Hewlett-Packard, Sharp and Lexmark to be good, there can be no assurance that these relationships will not be terminated or that such relationships will continue as presently in effect. In addition, changes by one or more of such key suppliers of their policies regarding distributors or volume discount schedules or other marketing programs applicable to the Company may have a material adverse effect on the Company's business. Certain distribution agreements require the Company to make minimum annual purchases. Under its distribution agreements with Hewlett-Packard, Lexmark and Imation, the Company is required to make minimum annual purchases of $5.0 million, $250,000 and $50,000, respectively.

Restrictions Imposed by Debt Arrangements. The Company's outstanding indebtedness consists primarily of borrowings under the $140.0 million secured Credit Facility provided by PNC Bank, N.A. and four other banks (the "Banks"). The Credit Facility contains restrictive covenants, which may have an adverse effect on the Company's operations in the future. These covenants include among other restrictions: (i) the maintenance of certain financial ratios; (ii) restrictions on ( a ) the purchase or sale of assets, ( b ) any merger, sale or consolidation activity, ( c ) loans, investments and guaranties made by the Company, ( d ) lease and sale and leaseback transactions, and ( e ) capital expenditures; and (iii) certain limitations on the incurrence of other indebtedness. These provisions may constrain the Company's acquisition strategy, or may delay, deter, or prevent a takeover attempt that a shareholder might consider in its best interests and may have an adverse effect on the market price of the Company's Common Stock. In addition, the Credit Facility prohibits the payment of dividends and certain repurchases of the Common Stock.

Ability to Manage Growth. The Company expects to experience rapid growth that will likely result in new and increased responsibilities for management personnel and which will challenge the Company's management, operating and financial systems and resources. To compete effectively and manage future growth, if any, the Company will be required to continue to implement and improve its operational, financial and management information systems, procedures and internal controls on a timely basis and to expand, train, motivate and manage its work force. There can be no assurance that the Company's personnel, systems, procedures and controls will be adequate to support the Company's future operations. Any failure to implement and improve the Company's operational, financial and management systems or to expand, train motivate or manage employees could have a material adverse effect on the Company's operating results and financial condition.

Dependence on Computer Systems. The Company's operations are generally dependent on its proprietary software applications. Modifications to the Company's computer systems and applications software will be necessary as the Company executes its expansion plans and responds to the "year 2000 problem," customer needs, technological developments, electronic commerce requirements and other factors. Such modifications may cause disruptions in the operations of the Company, delay the schedule for implementing the integration of newly acquired companies, or cost more to design, implement or operate than currently budgeted. Such disruptions, delays or costs could have a material adverse effect on the Company's operations and financial performance.

The Company is utilizing internal resources and outside consultants to upgrade its software for year 2000 ("Year 2000") compliance. The Company's computer hardware and operating system are already Year 2000 compliant. New software to be acquired in response to the Company's expansion and acquisition program will be Year 2000 compliant.

The Company does not currently have redundant computer systems or redundant dedicated communication lines linking its computers to its warehouses, although all data is stored on two separate hard drives on a continual basis. The Company has taken precautions to protect itself from events that could interrupt its operations, including back-up power supplies that allow the Company's computer system to function in the event of a power outage, off-site storage of back-up data, fire protection, physical security systems and an early warning detection and fire extinguishing system. The occurrence of any of these events could have a material adverse effect on the Company's operations and financial performance.

Failure to Implement Acquisition Strategy. The Company's business strategy includes the acquisition of other computer and office automation supply and audio-visual presentation product companies in the U.S. and overseas. Competition for desirable new acquisitions in attractive major metropolitan markets is expected to increase. No assurance can be given that the Company will be able to find attractive acquisition candidates or that such acquisitions can be effected at reasonable prices or in a timely manner, or that once acquired, the Company will be able to profitably manage such companies. The failure to complete acquisitions and continue the Company's expansion could have a material adverse effect on its financial performance.

Integration of Acquisitions. The Company has acquired ten computer and office automation supply companies, and eight audio-visual presentation products companies, since its initial public offering in November 1996 and intends to actively pursue additional acquisitions. No assurance can be given that the Company will be able to successfully integrate its future acquisitions with the Company's existing systems and operations. The integration of acquired businesses may also lead to the resignation of key employees of the acquired companies and diversion of management attention from other ongoing business concerns. The costs of integration could have an adverse effect on short-term operating results. Any or all of these factors could have a material adverse effect on the Company's operations in the future.

Financing for Acquisitions; Leverage. If acquisitions are consummated for cash, it is likely that the Company will borrow the necessary funds and, accordingly, the Company may become highly leveraged as a result thereof. If it becomes highly leveraged, the Company may be more vulnerable to extended economic downturns and its flexibility in responding to changing economic and industry conditions may be limited. The degree to which the Company is leveraged could have important consequences to purchasers of the Common Stock, including the impairment of the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions and general corporate purposes. The Company's ability to make principal and interest payments on its current and future indebtedness and to repay its current and future indebtedness at maturity will be dependent on the Company's future operating performance, which is itself dependent on a number of factors, many of which are beyond the Company's control, and may be dependent on the availability of borrowings under the Credit Facility or other financing. A substantial portion of the Company's current borrowing capacity under the Credit Facility could be consumed by increased working capital needs, including future acquisitions.

Possible Need for Additional Financing to Implement Acquisition Strategy. No portion of the Company's working capital has been set aside for the specific purpose of funding future acquisitions and, therefore, the Company may require additional funds to implement its acquisition strategy. While the Company's Credit Facility may be utilized to finance acquisitions, the amount which may be drawn upon by the Company may be limited. Accordingly, the Company may require additional debt or equity financing for future acquisitions. There can be no assurance that the Company will be able to obtain additional debt or equity financing on terms favorable to the Company, or at all, or if obtained, there can be no assurance that such debt or equity financing will be sufficient for the financing needs of the Company.

Risks Relating to International Acquisitions. Expansion into international markets may involve additional risks relating to such things as currency exchange rates, new and different legal and regulatory requirements, political and economic risks relating to the stability of foreign governments and their trading relationship with the United States, difficulties in staffing and managing foreign operations, differences in financial reporting, differences in the manner in which different cultures do business, operating difficulties and other factors.

Exchange Rate Fluctuations. As a result of the purchase of Axidata Inc., a Canadian computer supply wholesaler in December 1998, the Company's exposure to fluctuations in exchange rates will be increased. Accordingly, no assurance can be given that the Company's results of operations will not be adversely affected in the future by fluctuations in foreign currency exchange rates. The Company has, at times, entered into forward foreign currency exchange contracts in order to hedge the Company's accounts receivable and accounts payable. In the future, the Company may, from time to time, consider entering into other forward foreign currency exchange contracts, although no assurances can be given that the Company will do so, or will be able to do so, or that such arrangements will adequately protect the Company from fluctuations in foreign currency exchange rates.