Form 10-Q
period 1999-09-30
MIAMI COMPUTER SUPPLY CORP
filed 1999-11-15
CIK 1023519

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                   (Mark One)
    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

                               Yes   X      No_____

         At October 25, 1999, 11,707,692 shares of common stock, no par value per share, of the registrant were outstanding.

                        MIAMI COMPUTER SUPPLY CORPORATION

                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1999

                                      INDEX

PART I - FINANCIAL INFORMATION                                                            PAGE
Item 1.  Financial Statements:
  Consolidated Statements of Operations (Unaudited). . . . . . . . . . . .  . . .           3
  Consolidated Balance Sheets (Unaudited). . . . . . . . . . . . . . . . .  . . .           4
  Consolidated Statements of Cash Flows (Unaudited) . . . . . . . . . . . .. . .            5
  Notes to Consolidated Financial Statements (Unaudited) . . . . . . . . .  . . .           6

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations  . . . . . . . . . . . . . .  . . .          7-9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk . . . .. . .            10

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . .. . .            11
Item 2.  Changes in Securities and Use of Proceeds. . . . . . . . . . . . .. . .            11
Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . . . .  . . .           11
Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . .  . . .           11
Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . .  . . .           11
Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . .. . .            11
Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . .            12

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        MIAMI COMPUTER SUPPLY CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  (Dollars in thousands, except per share data)

                                                              QUARTER ENDED                         NINE MONTHS ENDED
                                                              SEPTEMBER 30,                           SEPTEMBER 30,
                                                              -------------                           -------------
                                                          1999               1998                 1999               1998
                                                          ----               ----                 ----               ----
  Net sales  . . . . . . . . . . . . . . . . .       $    181,781        $     75,489        $    494,166        $    197,797
  Cost of sales  . . . . . . . . . . . . . . .            145,695              58,612             397,590             154,297
                                                     ------------        ------------        ------------        ------------

 Gross profit  . . . . . . . . . . . . . . . .             36,086              16,877              96,576              43,500

 Selling, general and administrative
     expenses  . . . . . . . . . . . . . . . .             28,705              13,395              75,736              34,660
                                                     ------------        ------------        ------------        ------------

 Operating income  . . . . . . . . . . . . . .              7,381               3,482              20,840               8,840
  Interest expense . . . . . . . . . . . . . .             (2,649)               (348)             (7,173)             (1,593)
  Other income . . . . . . . . . . . . . . . .                 91                  39                 352                 117
                                                     ------------        ------------        ------------        ------------

 Income before income taxes .  . . . . . . . .              4,823               3,173              14,019               7,364
  Provision for income taxes . . . . . . . . .              2,055               1,388               6,307               3,259
                                                     ------------        ------------        ------------        ------------

 Net income  . . . . . . . . . . . . . . . . .       $      2,768        $      1,785        $      7,712        $      4,105
                                                     ------------        ------------        ------------        ------------
                                                     ------------        ------------        ------------        ------------

 Earnings per share of common stock-
 basic  . . . . . . .  . . . . . . . . . . . .       $       0.24        $       0.17                0.67        $       0.46
                                                     ------------        ------------        ------------        ------------
                                                     ------------        ------------        ------------        ------------

 Earnings per share of common stock-
     diluted . . . . . . . . . . . . . . . . .       $       0.24        $       0.17        $       0.66        $       0.45
                                                     ------------        ------------        ------------        ------------
                                                     ------------        ------------        ------------        ------------

Weighted average number of common
    shares outstanding-basic . . . . . . . . .         11,529,799          10,553,191          11,439,605           8,925,673
                                                     ------------        ------------        ------------        ------------
                                                     ------------        ------------        ------------        ------------

Weighted average number of common
  shares outstanding-diluted . . . . . . . . .         11,688,185          10,788,005          11,644,718           9,129,690
                                                     ------------        ------------        ------------        ------------
                                                     ------------        ------------        ------------        ------------

 The accompanying notes are an integral part of these consolidated financial statements.

                        MIAMI COMPUTER SUPPLY CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                                      (UNAUDITED)
                                                                      SEPTEMBER 30,       DECEMBER 31,
                             ASSETS                                       1999                 1998
                                                                          ----                 ----
Current assets:
    Cash and cash equivalents  . . . . . . . . . . . . . . . . .        $   6,667         $   4,115
    Accounts receivable  . . . . . . . .  . . . . . . . . . . .            98,180            78,870
    Inventories . . . . . . . . . . . . . . . . . . . . . . . .           60,176            40,109
     Prepaid expenses  . . . . . . . . . . . . . . . . . . . . .              287             2,351
     Deferred income taxes . . . . . . . . . . . . . . . . . . .              523               523
                                                                        ---------         ---------
         Total current assets  . . . . . . . . . . . . . . . . .          165,833           125,968
Property and equipment - net of accumulated
    depreciation  . . . . . . . . . . . . . . .  . . . . . . . .           27,214            19,298
Intangible assets - net of accumulated
     amortization of 3,473 and $1,833 at
June 30, 1999 and December 31, 1998, respectively  . . . . . .            117,267           102,884
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . .             2,032             1,830
                                                                        ---------         ---------
        Total assets  . . . .  . . . . . . . . . . . . . . . . .        $ 312,346         $ 249,980
                                                                        ---------         ---------
                                                                        ---------         ---------

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable - trade .. . . . . . . . . . . . . . . . . .        $  51,619         $  37,889
    Accrued expenses, payroll and income taxes . . . . . . . . .           11,892             6,447
   Current portion of long-term debt . . . . . . . . . . . . . .              492               298
                                                                        ---------         ---------
         Total current liabilities . . . . . . . . . . . . . . .           64,003            44,634
Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . .           139,924           107,906
Deferred income taxes  . . . . . . . . . . . . . . . . . . . . .              246               246
                                                                        ---------         ---------
         Total liabilities  . . .  . . . . . . . . . . . . . . .          204,173           152,786
                                                                        ---------         ---------



Stockholders' equity:
   Preferred stock, no par value; 5,000,000 shares
       authorized, none outstanding  . . . . . . . . . . . . . .               --                --
   Common stock, no par value; 30,000,000 shares
       authorized, 11,815,080 and 11,550,485 shares
       outstanding at September 30, 1999 and
       December 31, 1998, respectively . . . . . . . . . . . . .               --                --
    Additional paid-in capital  . . .  . . . . . . . . . . . . .           91,985            86,154
    Retained earnings . . .  . . . . . . . . . . . . . . . . . .           19,949            12,275
    Cumulative translation adjustment  . . . . . . . . . . . . .              689               310
    Unrealized loss on marketable securities . . . . . . . . . .             (278)             (213)
    Treasury stock, at cost (shares 231,998 at September 30, 1999;
      79,414 at December 31, 1998) . . . . . . . . . . . . . . .           (4,172)           (1,332)
                                                                        ---------         ---------
         Total stockholders' equity . . . .  . . . . . . . . . .          108,173            97,194
                                                                        ---------         ---------
         Total liabilities and stockholders' equity  . . . . . .        $ 312,346         $ 249,980
                                                                        ---------         ---------
                                                                        ---------         ---------


   The accompanying notes are an integral part of these consolidated financial statements.


                        MIAMI COMPUTER SUPPLY CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in thousands)


                                                                                NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                                   ------------
                                                                              1999             1998
                                                                              ----             ----

Cash flows from in operating activities:
    Net income  . . . . . . . . . . . . . . . . . . . . . . . . . .        $  7,712         $  4,105
  Adjustments to reconcile net income to cash used in
     operating activities:
  Depreciation and amortization . . . . . . . . . . . . . . . . . .           4,686            1,557
  Changes in assets and liabilities net of effects of acquisitions of businesses:
     Accounts receivable  . . . . . . . . . . . . . . . . . . . . .         (10,831)         (10,430)
     Inventories  . . . . . . . . . . . . . . . . . . . . . . . . .         (15,450)          (7,691)
       Prepaid expenses and deposits  . . . . . . . . . . . . . . .           2,219             (462)
    Accounts payable - trade  . . . . . . . . . . . . . . . . . . .           8,768            1,546
    Accrued expenses, taxes and withholding . . . . . . . . . . . .           3,115            1,095
                                                                           --------         --------

      Cash provided by (used in) operating activities . . . . . . .             219          (10,280)
                                                                           --------         --------

Cash flows from investing activities:
   Capital expenditures  . .  . . . . . . . . . . . . . . . . . . .          (7,975)          (3,371)
   Investment in other assets . . . . . . . . . . . . . . . . . . .              21             (482)
      Business combinations . . . . . . . . . . . . . . . . . . . .         (10,180)         (28,303)
   Cash included in acquisitions . . . . . . . . . . . . . . . . . .             42              529
                                                                           --------         --------

   Cash used in investing activities . . . . . . . . . . . . . . . .        (18,092)         (31,627)
                                                                           --------         --------

Cash flows from financing activities:
   Net proceeds from sale of common stock . . .. . . . . . . . . . .             18           35,929
   Net borrowings under line-of-credit  . . . . . . . . .. . . . . .         32,028           23,860
   Principal payments on long-term debt  . . . . . . . . . . . . . .            260               66
   Purchase of treasury stock  . . . . . . . . . . . . . . . . . . .         (4,372)          (3,274)
   Payment of debt acquired in business combinations . . . . . . . .         (7,164)         (14,676)
                                                                           --------         --------

Cash provided by financing activities  . . . . . . . . . . . . . .          20,770           41,905
                                                                           --------         --------
Effects of exchange rates on cash . . . . . . . . .  . . . . . . .             (345)              --
                                                                           --------         --------

  Net decrease (increase) in cash . . . . . . . . . . . . . . . . .           2,552               (1)
  Cash - beginning of period  . . . . . . . . . . . . . . . . . . .           4,115            1,662
                                                                           --------         --------

  Cash - end of period  . . . . . . . . . . . . . . . . . . . . . .        $  6,667         $  1,661
                                                                           --------         --------
                                                                           --------         --------

Supplemental cash flow information:
  Cash paid for interest . . . . . . . . . . . . . . . . . . . . . .       $  5,527         $  1,452
                                                                           --------         --------
                                                                           --------         --------


   The accompanying notes are an integral part of these consolidated financial statements.


                        MIAMI COMPUTER SUPPLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - GENERAL

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions and requirements of Form 10-Q. Consequently, they do not include all the disclosures required under generally accepted accounting principles for complete financial statements. However, in the opinion of the management of Miami Computer Supply Corporation (the "Company"), the consolidated financial statements presented herein contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company and its consolidated subsidiaries. The results of operations for the period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period. For further information regarding the Company's accounting policies and the basis of presentation of the financial statements, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

NOTE 2 - ACQUISITIONS

         Effective August 13, 1999, the Company completed its acquisition of Technical Industries, Inc ("TI") in a purchase business combination. TI is engaged in the distribution and integration of audio-visual presentation products. The acquisition of TI was not material to the consolidated financial statements and pro forma data is not presented.

         Effective June 15, 1999, the Company completed its acquisition of Audio Visual Systems, Inc. ("AVS") in a purchase business combination. AVS is engaged in the distribution and integration of audio-visual presentation products. The acquisition of AVS was not material to the consolidated financial statements and pro forma data is not presented.

         Effective March 1, 1999, the Company completed its acquisition of Central Audio Visual, Inc. ("CAV") in a purchase business combination. CAV is engaged in the distribution of audio-visual presentation products. The acquisition of CAV was not material to the consolidated financial statements and pro forma data is not presented.

         As disclosed in the Annual Report on Form 10-K, the Company has been involved in an active acquisition program. Results of operations for the nine months ended September 30, 1999 include the impact of entities acquired during 1998 which are not included in the results of operations for the nine months ended September 30, 1998. The following pro forma information illustrates the effect of these 1998 acquisitions assuming they had occurred on January 1, 1998.


                                                                     Nine months ended
                                                                     September 30, 1998
                                                                     ------------------

         Net sales . . . . . . . . . . . . . . . . . . . . . . .     $      431,011
                                                                     --------------
                                                                     --------------

         Net income. . . . . . . . . . . . . . . . . . . . . . .     $        4,501
                                                                     --------------
                                                                     --------------

         Basic earnings per share  . . . . . . . . . . . . . . .     $         0.45
                                                                     --------------
                                                                     --------------

         Diluted earnings per share  . . . . . . . . . . . . . .     $         0.44
                                                                     --------------
                                                                     --------------

         The pro forma statement of operations data reflect the effects of the purchase price allocation and the resultant amortization and additional interest expense associated with the cash used to fund the acquisitions, along with other adjustments directly attributable to the transactions. The pro forma data reflects adjustments directly related to the acquisitions and does not include adjustments that may arise as a consequence of the acquisitions, such as cost savings, improved efficiencies, etc. Therefore, the pro forma data is not necessarily indicative of operating results that would have occurred for the nine month period ended September 30, 1998, or in future periods, had the acquisitions actually occurred on January 1, 1998.

NOTE 3 - COMPREHENSIVE INCOME

         Comprehensive income was $8,026 and $4,105 for the nine months ended September 30, 1999 and 1998, respectively and $2,907 and $1,785 for the quarter ended September 30, 1999 and 1998, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the information contained in the unaudited consolidated financial statements and Notes to unaudited consolidated financial statements. The following information contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act") and is subject to the safe harbor created by that Act. The words "estimate," "project," "anticipate," "expect," "intend," "believe," "plans" and similar expressions are intended to identify forward-looking statements. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, changes in general economic and business conditions, the availability of capital on acceptable terms, actions of competitors and key suppliers, risks inherent in acquiring, integrating and operating new businesses, exchange rate fluctuations, the regulatory and trade environment (both domestic and foreign), and changes in business strategies and other factors as discussed in Exhibit 99.

         The Company intends to continue its aggressive acquisition strategy of entering new markets domestically and internationally on an opportunistic basis, to acquire computer and office automation supply and audio-visual presentation products distribution and integration companies, and to hire certain experienced sales representatives in and outside of the Company's current market areas, some of whom may be constrained from working in their present locations for a period of time. The Company actively continues to evaluate other potential acquisitions and to identify and have preliminary discussions and negotiations with potential acquisition candidates. There can be no assurance that any acquisition can or will be consummated on terms favorable to the Company or at all or that the Company will not need additional debt or equity financing to continue its acquisition strategy.

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

         NET SALES. Net sales for the three months ended September 30, 1999 increased by $106.3 million, or 141%, to $181.8 million from $75.5 million for the three months ended September 30, 1998.

         GROSS PROFIT. Gross profit for the three months ended September 30, 1999 increased by $19.2 million or 114% to $36.1 million from $16.9 million for the three months ended September 30, 1998. Gross profit as a percentage of net sales for the three months ended September 30, 1999 was 20% compared to 22% for the three months ended September 30, 1998. The decrease in gross profit is due to the portion of Axidata's business, which was purchased in December 1998, derived from wholesale sales, which has lower margins than the Company as a whole.

         SELLING GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three months ended September 30, 1999 increased by $15.3 million, to $28.7 million from $13.4 million for the three months ended September 30, 1998. The majority of the increase resulted from the acquisitions the Company has completed since June 30, 1998. As a percentage of net sales, selling, general and administrative expenses were 16% for the three months ended September 30, 1999 compared to 18% for the three months ended September 30, 1998.

         OPERATING INCOME. Operating income for the three months ended September 30, 1999 increased by $3.9 million to $7.4 million from $3.5 million for the three months ended September 30, 1998 for the reasons stated above. Operating margin decreased to 4% for the three months ended September 30, 1999 compared to 5% for the three months ended September 30, 1998.

         INTEREST EXPENSE. Interest expense for the three months ended September 30, 1999 increased by $2.3 million to $2.6 million from $348,000 for the three months ended September 30, 1998 due primarily to the increased level of indebtedness during 1999, utilized to fund business combinations and the growth in working capital.

         PROVISION FOR INCOME TAXES. The provision for income taxes for the three months ended September 30, 1999 increased $667,000 to $2.1 million from $1.4 million for the three months ended September 30, 1998. The Company's effective tax rate was 43% for the three months ended September 30, 1999 and 44% for the three months ended September 30, 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

         NET SALES. Net sales for the nine months ended September 30, 1999 increased by $296.4 million, or 150%, to $494.2 million from $197.7 million for the nine months ended September 30, 1998.

         GROSS PROFIT. Gross profit for the nine months ended September 30, 1999 increased by $53.1 million or 122% to $96.6 million from $43.5 million for the nine months ended September 30, 1998. Gross profit as a percentage of net sales for the nine months ended September 30, 1999 was 20% compared to 22% for the nine months ended September 30, 1998. The decrease in gross profit is due to the portion of Axidata's business, which was purchased in December 1998, derived from wholesale sales, which has lower margins than the Company as a whole.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the nine months ended September 30, 1999 increased by $41.1 million, to $75.7 million from $34.7 million for the nine months ended September 30, 1998. The majority of the increase resulted from the acquisitions the Company has completed since June 30, 1998. As a percentage of net sales, selling, general and administrative expenses were 15% for the nine months ended September 30, 1999 compared to 18% for the nine months ended September 30, 1998.

         OPERATING INCOME. Operating income for the nine months ended September 30, 1999 increased by $12.0 million to $20.8 million from $8.8 million for the nine months ended September 30, 1998, for the reasons stated above. Operating margins were 4% for the nine months ended September 30, 1999 compared to 5% for the nine months ended September 30, 1998.

         INTEREST EXPENSE. Interest expense for the nine months ended September 30, 1999 increased to $7.2 million from $1.6 million for the nine months ended September 30, 1998 due primarily to the increased level of indebtedness during 1999, which was used for business combinations and working capital.

         PROVISION FOR INCOME TAXES. The provision for income taxes for the nine months ended September 30, 1999 increased $3.0 million to $6.3 million from $3.3 million for the nine months ended September 30, 1998. The Company's effective tax rate was 45% for the nine months ended September 30, 1999 as compared to 44% for the corresponding period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash flows used in operating activities totaled $2.2 million for the first nine months of 1999 compared to $10.3 million used by operating activities during the first nine months of 1998. The change in net cash flows from operating activities was due primarily to higher net income, depreciation and amortization and an increase in accounts payable.

         Net cash used in investing activities was $18.1 million for the nine months ended September 30, 1999 versus $31.6 million for the nine months ended September 30, 1998. The net cash used in investing activities primarily reflects the acquisitions completed during the period. Net cash provided by financing activities totaled $20.8 million for the nine months ended September 30, 1999 compared with $41.9 million for the nine months ended September 30, 1998.

         Capital expenditures for the nine months ended September 30, 1999 totaled $7.9 million and were used primarily to upgrade the Company's management information systems.

         The Company believes that its cash on hand and borrowing capacity under the Credit Facility (see below) will be sufficient to fund its ongoing operations and budgeted capital expenditures for the next twelve months, although actual capital needs may change, particularly in connection with acquisitions which the Company may make in the future. The Company's long-term requirements, including capital expenditures and acquisitions, are expected to be financed by a combination of additional borrowings and other sources of external financing as needed. There can be no guarantee that such financing will be available to the Company on favorable terms or at all.

YEAR 2000

         Year 2000 problems may disrupt our business. We are aware of the issues associated with the hardware, software and operating systems in existing computer and telecommunication systems as the next millennium approaches. The "Year 2000" problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. The issue is whether computer and other computer operated systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. We are utilizing internal and external resources to identify and correct, or reprogram, all of our systems for Year 2000 compliance. Our AS/400hardware and operating system are already compliant. We recently have implemented a corporate wide financial and distribution software package from J. D.
Edwards Company, at a cost of approximately $7.9 million, in response to our expansion and acquisition program. We believe this software package is already Year 2000 compliant. All subsidiaries with known Year 2000 problems have been converted to the J. D. Edwards Company software package as of the date hereof. All other equipment is currently undergoing compliance testing which is expected to be completed by November 30, 1999. Equipment identified as not Year 2000 compliant will be replaced. This equipment includes personal computers, networking equipment, telecommunication equipment, phone and alarm systems. Because most of our computer and telecommunications equipment is relatively new, the cost to bring it into compliance is currently estimated to be less than $250,000. We regularly carry products and accessories manufactured by over 500 original equipment manufacturers.
Approximately 54.2% of our net
sales for the year ended December 31, 1998, were provided by our top ten suppliers. We believe that our third party vendors and suppliers are substantially Year 2000 compliant. Should a significant number of our suppliers not be Year 2000 compliant, we might not be able to supply our customers with product on a timely basis. Such a disruption could have a material adverse effect on our operation and financial performance. No one knows the extent of the potential impact of the Year 2000 problem generally and we cannot predict the likelihood that Year 2000 problems will cause a significant disruption in the economy as a whole. We will continue to examine the Year 2000 issue as it potentially impacts us and will develop a contingency plan if we believe one is necessary.

CREDIT FACILITY

         On August 31, 1999, the Company revised its then existing lending arrangements with a consortium of banks. An amended and restated credit facility of $150.0 million was provided by PNC Bank, N.A. and four other banks and matures on December 10, 2003. Borrowings under the credit facility are classified as long term debt. The credit facility enables the Company to borrow funds and repay funds during the term of the agreement and contains restrictive covenants which include, among other restrictions: (i) the maintenance of certain financial ratios; (ii) restrictions on ( a ) the purchase or sale of assets, ( b ) any merger, sale or consolidation activity, ( c ) loans, investments and guarantees made by the Company, ( d ) lease and sale and leaseback transactions, and ( e ) capital expenditures; and (iii) certain limitations on the incurrence of other indebtedness. In addition, the credit facility prohibits the payment of dividends and certain repurchases of the Company's common stock. The Credit Facility is collateralized by substantially all of the Company's assets. The interest rate for the credit facility is based upon either the LIBOR rate plus a variable spread (2% at September 30, 1999) or the prime rate (8 1/4% at September 30, 1999).

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         No significant market risk changes occurred in the three-month period ended September 30, 1999.

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

                        MIAMI COMPUTER SUPPLY CORPORATION
                                  (Registrant)

Date:  November 12, 1999
                 By:/s/ Ira H. Stanley
                    Ira H. Stanley
                    Vice President - Chief Financial Officer