Form 10-Q/A
period 1999-09-30
MIAMI COMPUTER SUPPLY CORP
filed 1999-12-10
CIK 1023519

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q/A

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

                        MIAMI COMPUTER SUPPLY CORPORATION

                                    FORM 10-Q/A
                        QUARTER ENDED SEPTEMBER 30, 1999

Explanatory Note:

The undersigned registrant hereby amends its Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 with respect to the items included herein, in order to correct typographical and EDGAR conversion errors and to clarify certain information.

                                      INDEX

PART I - FINANCIAL INFORMATION                                                            PAGE
Item 1.  Financial Statements:
  Consolidated Statements of Operations (Unaudited) . . . . . . . . . . . . . . .           3
  Consolidated Balance Sheets (Unaudited). . . . . . . . . . . . . . . . .  . . .           4
  Consolidated Statements of Cash Flows (Unaudited) . . . . . . . . . . . .. . .            5
  Notes to Consolidated Financial Statements (Unaudited) . . . . . . . . .  . . .           6

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations  . . . . . . . . . . . . . .  . . .          7-9

PART II - OTHER INFORMATION
Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . .. . .            11
Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . .            12

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

                        MIAMI COMPUTER SUPPLY CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                                      (UNAUDITED)
                                                                      SEPTEMBER 30,       DECEMBER 31,
                             ASSETS                                       1999                 1998
                                                                          ----                 ----
Current assets:
    Cash and cash equivalents  . . . . . . . . . . . . . . . . .        $   6,667         $   4,115
    Accounts receivable  . . . . . . . .  . . . . . . . . . . .            98,180            78,870
    Inventories . . . . . . . . . . . . . . . . . . . . . . . .            60,176            40,109
     Prepaid expenses  . . . . . . . . . . . . . . . . . . . . .              287             2,351
     Deferred income taxes . . . . . . . . . . . . . . . . . . .              523               523
                                                                        ---------         ---------
         Total current assets  . . . . . . . . . . . . . . . . .          165,833           125,968
Property and equipment - net of accumulated
    depreciation  . . . . . . . . . . . . . . .  . . . . . . . .           27,214            19,298
Intangible assets - net of accumulated
     amortization of 3,473 and $1,833 at
June 30, 1999 and December 31, 1998, respectively  . . . . . .            117,267           102,884
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . .             2,032             1,830
                                                                        ---------         ---------
        Total assets  . . . .  . . . . . . . . . . . . . . . . .        $ 312,346         $ 249,980
                                                                        ---------         ---------
                                                                        ---------         ---------

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable - trade .. . . . . . . . . . . . . . . . . .        $  51,619         $  37,889
    Accrued expenses, payroll and income taxes . . . . . . . . .           11,892             6,447
   Current portion of long-term debt . . . . . . . . . . . . . .              492               298
                                                                        ---------         ---------
         Total current liabilities . . . . . . . . . . . . . . .           64,003            44,634
Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . .           139,924           107,906
Deferred income taxes  . . . . . . . . . . . . . . . . . . . . .              246               246
                                                                        ---------         ---------
         Total liabilities  . . .  . . . . . . . . . . . . . . .          204,173           152,786
                                                                        ---------         ---------



Stockholders' equity:
   Preferred stock, no par value; 5,000,000 shares
       authorized, none outstanding  . . . . . . . . . . . . . .               --                --
   Common stock, no par value; 30,000,000 shares
       authorized, 11,815,080 and 11,550,485 shares
       outstanding at September 30, 1999 and
       December 31, 1998, respectively . . . . . . . . . . . . .               --                --
    Additional paid-in capital  . . .  . . . . . . . . . . . . .           91,985            86,154
    Retained earnings . . .  . . . . . . . . . . . . . . . . . .           19,987            12,275
    Cumulative translation adjustment  . . . . . . . . . . . . .              651               310
    Unrealized loss on marketable securities . . . . . . . . . .             (278)             (213)
    Treasury stock, at cost (shares 231,998 at September 30, 1999;
      79,414 at December 31, 1998) . . . . . . . . . . . . . . .           (4,172)           (1,332)
                                                                        ---------         ---------
         Total stockholders' equity . . . .  . . . . . . . . . .          108,173            97,194
                                                                        ---------         ---------
         Total liabilities and stockholders' equity  . . . . . .        $ 312,346         $ 249,980
                                                                        ---------         ---------
                                                                        ---------         ---------


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


                        MIAMI COMPUTER SUPPLY CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in thousands)


                                                                                NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                                   ------------
                                                                              1999             1998
                                                                              ----             ----

Cash flows from in operating activities:
    Net income  . . . . . . . . . . . . . . . . . . . . . . . . . .        $  7,712         $  4,105
  Adjustments to reconcile net income to cash used in
     operating activities:
  Depreciation and amortization . . . . . . . . . . . . . . . . . .           4,686            1,557
  Changes in assets and liabilities net of effects of acquisitions of businesses:
     Accounts receivable  . . . . . . . . . . . . . . . . . . . . .         (10,831)         (10,430)
     Inventories  . . . . . . . . . . . . . . . . . . . . . . . . .         (15,450)          (7,691)
       Prepaid expenses and deposits  . . . . . . . . . . . . . . .           2,219             (462)
    Accounts payable - trade  . . . . . . . . . . . . . . . . . . .           8,768            1,546
    Accrued expenses, payroll and income taxes  . . . . . . . . . .           3,115            1,095
                                                                           --------         --------

      Cash provided by (used in) operating activities . . . . . . .             219          (10,280)
                                                                           --------         --------

Cash flows from investing activities:
   Capital expenditures  . .  . . . . . . . . . . . . . . . . . . .          (7,975)          (3,371)
   Investment in other assets . . . . . . . . . . . . . . . . . . .              21             (482)
      Business combinations . . . . . . . . . . . . . . . . . . . .         (10,180)         (28,303)
   Cash included in acquisitions . . . . . . . . . . . . . . . . . .             42              529
                                                                           --------         --------

   Cash used in investing activities . . . . . . . . . . . . . . . .        (18,092)         (31,627)
                                                                           --------         --------

Cash flows from financing activities:
   Net proceeds from sale of common stock . . .. . . . . . . . . . .             18           35,929
   Net borrowings under line-of-credit  . . . . . . . . .. . . . . .         32,028           23,860
   Increase in long-term debt - net  . . . . . . . . . . . . . . . .            260               66
   Purchase of treasury stock  . . . . . . . . . . . . . . . . . . .         (4,372)          (3,274)
   Payment of debt acquired in business combinations . . . . . . . .         (7,164)         (14,676)
                                                                           --------         --------

Cash provided by financing activities  . . . . . . . . . . . . . .           20,770           41,905
                                                                           --------         --------
Effects of exchange rates on cash . . . . . . . . .  . . . . . . .             (345)              --
                                                                           --------         --------

  Net decrease (increase) in cash . . . . . . . . . . . . . . . . .           2,552               (1)
  Cash - beginning of period  . . . . . . . . . . . . . . . . . . .           4,115            1,662
                                                                           --------         --------

  Cash - end of period  . . . . . . . . . . . . . . . . . . . . . .        $  6,667         $  1,661
                                                                           --------         --------
                                                                           --------         --------

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

         In addition, the 1999 acquisitions were not material in the aggregate and pro forma data is not presented.

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

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

         NET SALES. Net sales for the three months ended September 30, 1999 increased by $106.3 million, or 140.8%, to $181.8 million from $75.5 million for the three months ended September 30, 1998. The Company's sales growth has been primarily a result of its acquisition program. Acquisitions, which closed after September 30, 1998, accounted for $86.7 million of the increase in net sales for the three months ended September 30, 1999. The Company's internal growth has resulted from increasing its sales force, adding new customers, and expanding its business with existing customers.

         GROSS PROFIT. Gross profit for the three months ended September 30, 1999 increased by $19.2 million or 113.6% to $36.1 million from $16.9 million for the three months ended September 30, 1998. Gross profit as a percentage of net sales for the three months ended September 30, 1999 was 19.9% compared to 22.4% for the three months ended September 30, 1998. The decrease in gross profit is due to the portion of Axidata's business, which was purchased in December 1998, derived from wholesale sales, which has lower margins than the Company as a whole.

         SELLING GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three months ended September 30, 1999 increased by $15.3 million, to $28.7 million from $13.4 million for the three months ended September 30, 1998. The majority of the increase resulted from the acquisitions the Company has completed since June 30, 1998. As a percentage of net sales, selling, general and administrative expenses were 15.8% for the three months ended September 30, 1999 compared to 17.7% for the three months ended September 30, 1998 reflecting the lower costs associated with the Axidata wholesale sales.

         OPERATING INCOME. Operating income for the three months ended September 30, 1999 increased by $3.9 million to $7.4 million from $3.5 million for the three months ended September 30, 1998 for the reasons stated above. Operating margin decreased to 4.1% for the three months ended September 30, 1999 compared to 4.6% for the three months ended September 30, 1998 as a result of lower margins of the Axidata wholesale business as described above.

         INTEREST EXPENSE. Interest expense for the three months ended September 30, 1999 increased by $2.3 million to $2.6 million from $348,000 for the three months ended September 30, 1998 due primarily to the increased level of indebtedness during 1999, utilized to fund business combinations and the growth in working capital.

         PROVISION FOR INCOME TAXES. The provision for income taxes for the three months ended September 30, 1999 increased $667,000 to $2.1 million from $1.4 million for the three months ended September 30, 1998. The Company's effective tax rate was 42.6% for the three months ended September 30, 1999 and 43.7% for the three months ended September 30, 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

         NET SALES. Net sales for the nine months ended September 30, 1999 increased by $296.4 million, or 149.8%, to $494.2 million from $197.7 million for the nine months ended September 30, 1998. The Company's sales growth has been primarily a result of its acquisition program. Acquisitions, which closed after September 30, 1998, accounted for $231.1 million of the increase in net sales for the nine months ended September 30, 1999. The Company's internal growth has resulted from increasing its sales force, adding new customers, and expanding its business with existing customers.

         GROSS PROFIT. Gross profit for the nine months ended September 30, 1999 increased by $53.1 million or 122.0% to $96.6 million from $43.5 million for the nine months ended September 30, 1998. Gross profit as a percentage of net sales for the nine months ended September 30, 1999 was 19.5% compared to 22.0% for the nine months ended September 30, 1998. The decrease in gross profit is due to the portion of Axidata's business, which was purchased in December 1998, derived from wholesale sales, which has lower margins than the Company as a whole.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the nine months ended September 30, 1999 increased by $41.1 million, to $75.7 million from $34.7 million for the nine months ended September 30, 1998. The majority of the increase resulted from the acquisitions the Company has completed since June 30, 1998. As a percentage of net sales, selling, general and administrative expenses were 15.3% for the nine months ended September 30, 1999 compared to 17.5% for the nine months ended September 30, 1998 because of the lower costs associated with the Axidata wholesale business.

         OPERATING INCOME. Operating income for the nine months ended
September 30, 1999 increased by $12.0 million to $20.8 million from $8.8 million for the nine months ended September 30, 1998, for the reasons stated above. Operating margins were 4.2% for the nine months ended September 30, 1999 compared to 4.5% for the nine months ended September 30, 1998 because of the lower margin percentages associated with the Axidata wholesale business.

         INTEREST EXPENSE. Interest expense for the nine months ended September 30, 1999 increased to $7.2 million from $1.6 million for the nine months ended September 30, 1998 due primarily to the increased level of indebtedness during 1999, which was used for business combinations and working capital.

         PROVISION FOR INCOME TAXES. The provision for income taxes for the nine months ended September 30, 1999 increased $3.0 million to $6.3 million from $3.3 million for the nine months ended September 30, 1998. The Company's effective tax rate was 44.9% for the nine months ended September 30, 1999 as compared to 44.3% for the corresponding period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash flows provided by operating activities totaled $0.2 million for the first nine months of 1999 compared to $10.3 million used by operating activities during the first nine months of 1998. The change in net cash flows from operating activities was due primarily to higher net income, depreciation and amortization and an increase in accounts payable.

         Net cash used in investing activities was $18.1 million for the nine months ended September 30, 1999 versus $31.6 million for the nine months ended September 30, 1998. The net cash used in investing activities primarily reflects the acquisitions completed during the periods. Net cash provided by financing activities totaled $20.8 million for the nine months ended September 30, 1999 compared with $41.9 million for the nine months ended September 30, 1998.

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

YEAR 2000

         Year 2000 problems may disrupt our business. We are aware of the issues associated with the hardware, software and operating systems in existing computer and telecommunication systems as the next millennium approaches. The "Year 2000" problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. The issue is whether computer and other computer operated systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. We are utilizing internal and external resources to identify and correct, or reprogram, all of our systems for Year 2000 compliance. Our AS/400hardware and operating system are believed to be compliant. We recently have implemented a corporate wide financial and distribution software package from J. D. Edwards Company, at a cost of approximately $7.9 million, in response to our expansion and acquisition program. We believe this software package is already Year 2000 compliant. All subsidiaries with known Year 2000 problems have been converted to the J. D. Edwards Company software package as of the date hereof. All other equipment is currently undergoing compliance testing which is expected to be completed by November 30, 1999. Equipment identified as not Year 2000 compliant will be replaced. This equipment includes personal computers, networking equipment, telecommunication equipment, phone and alarm systems. Because most of our computer and telecommunications equipment is relatively new, the cost to bring it into compliance is currently estimated to be less than $250,000. We regularly carry products and accessories manufactured by over 500 original equipment manufacturers. Approximately 54.2% of our net sales for the year ended December 31, 1998, were provided by our top ten suppliers. We believe that our third party vendors and suppliers are substantially Year 2000 compliant. Should a significant number of our suppliers not be Year 2000 compliant, we might not be able to supply our customers with product on a timely basis. Such a disruption could have a material adverse effect on our operation and financial performance. No one knows the extent of the potential impact of the Year 2000 problem generally and we cannot predict the likelihood that Year 2000 problems will cause a significant disruption in the economy as a whole. We will continue to examine the Year 2000 issue as it potentially impacts us and will develop a contingency plan if we believe one is necessary.

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

                        MIAMI COMPUTER SUPPLY CORPORATION
                                  (Registrant)

Date:  December 10, 1999
                 By:/s/ Ira H. Stanley
                    Ira H. Stanley
                    Vice President - Chief Financial Officer