Form 10-K
period 1999-12-31
MIAMI COMPUTER SUPPLY CORP
filed 2000-03-31
CIK 1023519

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
   FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



(MARK ONE)

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended DECEMBER 31, 1999

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to ____________________

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
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                             ----

         Aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 27, 2000: $310,869,482. The amount shown is based on the closing price of the Registrant's Common Stock on the Nasdaq National Market on that date. Shares of Common Stock known by the Registrant to be beneficially owned by officers or directors of the Registrant are not included in the computation. The Registrant, however, has made no determination that such persons are "affiliates" within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934.

Number of shares of Common Stock outstanding at March 27, 2000:  12,065,148.

Documents incorporated by reference: Portions of the definitive proxy statement for the Annual Meeting of Stockholders to be held on or about May 9, 2000, are incorporated by reference into Part III Items 10-13 hereof.

                        MIAMI COMPUTER SUPPLY CORPORATION


         As used in this report, the terms "MCSI," "Company," and "Registrant" mean Miami Computer Supply Corporation and its subsidiaries.



                                TABLE OF CONTENTS


                                     PART I                                              PAGE
                                                                                         ----
Item 1.   Business .......................................................................3-10
Item 2.   Properties .......................................................................11
Item 3.   Legal Proceedings ................................................................12
Item 4.   Submission of Matters to a Vote of Security Holders ..............................12


                                     PART II
Item 5.   Market for the Registrant's Common  Equity and Related Stockholder Matters .......13
Item 6.   Selected Financial Data .......................................................13-14
Item 7.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations .................................................14-18
Item 7A. Quantative and Qualitative Disclosures About Market Risk ..........................19
Item 8.  Financial Statements and Supplementary Data ....................................20-35
Item 9.  Changes in and Disagreements With Accountants on Accounting
             and Financial Disclosure ......................................................36


                                    PART III
Item 10. Directors  and  Executive Officers of the Registrant ..............................37
Item 11. Executive  Compensation ...........................................................37
Item 12.  Security  Ownership of  Certain Beneficial Owners and Management .................37
Item 13. Certain Relationships and Related Transactions ....................................37


                                     PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K ...............38-40
  Signatures ...............................................................................41

ITEM 1.  BUSINESS

  THE COMPANY

         Miami Computer Supply Corporation, which commenced its business operations in 1981, is a solutions-focused, reseller of computer technology products, supplies and technical support services, audio-visual and an advanced systems integrator of visual communication products, technologies and services throughout the United States, Canada and in certain foreign countries.

         The Company sells primarily nationally known, name-branded products manufactured by approximately 500 original equipment manufacturers, including Hewlett-Packard, Lexmark, Canon and Imation for computer supplies, and by Sharp, Epson, Proxima, Infocus, NEC and Sony for audio-visual presentation products and professional video equipment from Panasonic, Tektronix, The Grass Valley Group and Discreet. The Company's products include computer and visual-related products and supplies - from inkjet/toner cartridges, hard copy peripherals and high-end printing media to audio/video tape, multimedia equipment and presentation projectors, computer projection presentation hardware which permits the large-scale, high resolution projection of computer generated slides for presentation at meetings and video conferencing hard- and software. The Company's computer supply products are used in, or in conjunction with, a broad range of computer and office automation products such as mainframe, mini, personal, laptop and notebook computers, laser and ink jet printers, photocopiers, fax machines and data storage products. The Company's audio-visual/broadcast presentation products and solutions are used singly with laptops or are part of an integrated system designed and installed by the Company. The Company believes it is currently the largest independent computer and office automation supply and audio-visual/broadcast presentation products distributor and systems integrator in the United States.

BUSINESS STRATEGY

         The Company's business strategy seeks to build on its strengths as a sales and service oriented business through achieving continued sales and earnings growth and thereby increasing its market share. In particular, the Company intends to continue to implement its strategy by: (i) increasing revenues from its existing and new customers; (ii) recruiting experienced sales representatives and technical services personnel; and (iii) expanding the scope of its operations, primarily through strategic acquisitions of computer and office automation supply, audio-visual presentation product distribution and systems integration companies in metropolitan markets in the United States and in certain foreign countries. The Company's objective is to enhance its position as a leading integrator of computer and office automation supplies and audio-visual presentation products, and to continue to increase net sales and net income through effective implementation of its operating and growth strategies.

         OPERATING STRATEGIES

         The Company's goal is to provide its business technology clients with a full range of powerful, integrated tools to help them compete more effectively. To achieve this, the Company will focus on creating a long term "partnership" with its customers - taking the time to understand their business, their operational challenges and their long-term strategic goals. Consistent with that goal, the Company has adopted the following strategies.

         FOCUS ON OFFERING FULLY CUSTOMIZED SOLUTIONS TO ITS CLIENTS

         The Company offers solutions to unlock the full potential of any business, allowing businesses and organizations of all types to be more productive and competitive. The Company's focus on convergent technologies integrates the power of data, voice and visual communications products in useful, flexible and integrated systems. From installing a solution, analyzing and certifying its performance, to providing operation manuals, systems diagrams and unit inventories, the Company provides to its customers the information they need to achieve a fully integrated system. Some of the solutions offered by the Company include:

         - Sophisticated server solutions for large and small-scale LANs, WANS and web platforms; utilizing redundant data storage, dependable power protection systems and advanced processing architecture for maximum performance and reliability.
         -        Multimedia presentation platforms for government, corporate or educational users, integrating the latest presentation
                  technologies with remote network administration and cross-platform connectivity.
         - Powerful document management solutions, from high-resolution scanners, document cameras and dependable copier products to file management and redundant storage systems to hold, protect and distribute business information on the Internet or a corporate intranet.
         - Flexible videoconferencing solutions, integrating cameras, video production and editing tools and data sharing, across high-speed digital networks and multiple business locations.
         - Graphics production and resource management tools, including large format CAD and graphics plotters and high-speed color printers-as well as large-scale data storage and backup products.

         PROVIDE SUPERIOR CUSTOMER SERVICE.

         Customer service is at the core of the Company's operating philosophy. The Company provides its customers with high quality service and support through: its knowledgeable and motivated sales force, experienced staff of field technicians, engineers and help desk personnel, database and software capabilities that allow sales personnel real-time access to account histories and product pricing information, accurate and efficient delivery programs that fulfill most orders on an overnight basis, effective post-sale service and product return programs, and maintenance programs custom-tailored to each customer's individual needs and budget.

         OFFER UNIQUE, CUSTOMIZABLE E-COMMERCE SOLUTIONS.

         The Company places a strategic emphasis on developing e-commerce solutions to simplify the business-to-business ordering process, increase efficiency, and reduce procurement and processing costs. The benefits of this approach include allowing clients to select and order the specific products that they use, eliminating the loss of valuable time in searching for correct part numbers, ensuring end user ease of use while providing uniform pricing and secure transactions.

         OFFER BROAD PRODUCT SELECTION AT COMPETITIVE PRICES.

The Company distributes over 37,100 different products - from inkjet/toner cartridges, hard copy peripherals and high-end printing media to audio/video tape, multimedia equipment and presentation projectors at competitive price points. The Company maintains a wide selection of name-brand products in stock to be shipped on a same day basis and delivered overnight.

         CAPITALIZE ON INDUSTRY FOCUS.

         The Company focuses solely on the computer supply and office automation, audio-visual presentation products and systems integration industry, and it believes it has grown to be the largest such independent company in the industry. The Company believes its industry specialization provides an advantage over many of the Company's competitors, who are either substantially smaller businesses or who serve multiple or broader markets. The Company believes it is the only company in North America focusing exclusively on the combined benefits of Computer and Visual Communications Technologies. The Company's niche focus allows the Company to effectively evaluate industry trends and opportunities, provide specialized customer service, establish and maintain advantageous vendor relationships and evaluate and capitalize on acquisition opportunities.

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

                  INCREASE PROFITABILITY THROUGH WELL MANAGED GROWTH. Since its initial public offering in November 1996, the Company has completed twenty-two acquisitions and generated substantial internal growth while concurrently achieving increases in earnings per share. The Company's success has resulted from the careful selection and management of acquisitions, effective selling strategies and effective management of operating costs.

                  UTILIZE TECHNOLOGY TO IMPROVE OPERATIONS. The Company has continuously upgraded its management information systems ("MIS") and telecommunications systems to support its growth and expansion. (See "Management Information Systems").

                  GROWTH STRATEGIES

                  INTERNAL GROWTH. The Company intends to increase sales to existing customers by emphasizing vertical marketing, cross-selling and add-on sales in order to increase the average order size. This effort will be supported by providing sales personnel with additional information about customer needs, customer purchasing patterns and product pricing options at the time of the sales call through the use of the Company's MIS.

                  PURSUE COMPLEMENTARY, ACCRETIVE ACQUISITIONS. The Company believes that the domestic and certain foreign computer products and audio-visual presentation markets are highly fragmented and consist primarily of relatively smaller companies that sell within limited geographical areas. In that regard, the Company believes there exists the potential for a significant consolidation in the market and therefore intends to continue its aggressive program of consummating forward accretive acquisitions with companies in this industry and integrating them so as to share technologies, resources and core competencies. (See below.)

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

         With more than 19 years of experience serving the large and expanding niche computer and office automation supply market, the Company has accumulated specific knowledge regarding the customer base, its competitors and its suppliers. Accordingly, the Company believes that the domestic and certain foreign computer supply and the audio-visual presentation markets are highly fragmented and consist primarily of relatively smaller companies which typically sell within limited geographical areas. The typical acquisition candidate of the Company has a middle-market and large corporate end-user customer base in a major metropolitan area and sales of between $10.0 and $75.0 million. Management believes that attractive acquisition opportunities exist due to the need of these companies to affiliate with larger organizations in order to remain competitive. The Company's broad supplier relationships, cross-selling opportunities, expanded products line and in-house technical support should enable such companies to realize additional net sales and higher gross margins after the acquisition. The Company has acquired the stock or assets of ten regional computer and office automation supply companies, and twelve audio-visual/broadcast presentation products and systems integration companies since its initial public offering in November 1996. The Company believes there is a significant consolidation opportunity within the industry and, thus, intends to continue to aggressively pursue acquisitions of other end-user computer and office automation supply and audio-visual presentation product and systems integration companies in the future. The Company has identified potential acquisition candidates and has had preliminary discussions with several such candidates. Except for confidentiality agreements and/or non-binding letters of intent by and between the Company and certain other computer supply or audio-visual presentation product distributors for the acquisition of the assets and liabilities, or the stock, of such other distributors which may be entered into from time to time, there are, as of the date of the filing of this Form 10-K, no understandings, agreements or arrangements between the Company and any other entity with respect to such an acquisition.

                  Although other larger, better financed companies are currently engaged in a rapid consolidation of the office supply industry, and to a lesser extent, of computer supply distributors, the Company believes that it can effectively compete for acquisitions due to its niche market strategy, its knowledge of, and existing relationships with, many of the potential acquisition targets and its ability to offer such targets growth potential and a management philosophy which is clearly different from the large contract stationer consolidators. The Company believes that it is currently the only company focusing strictly on acquiring computer and office automation supply and audio-visual presentation product distribution and systems integration companies and that such focus offers it the ability to increase revenues through such acquisitions at a faster rate than that of the large consolidators. In addition, the Company believes that it will be able to consolidate acquired companies into its business by, among other things, retaining the acquired company's existing senior management and sales force and technical services personnel whenever possible, while expanding the Company's revenue base through product cross-selling and realizing certain cost savings in inventory, shipping, communications and administration to achieve economies of scale.

         The Computer Products and Audio-Visual Presentation Products Industries

                  The Company estimates that the U.S. retail computer and office automation supply market totaled approximately $32 billion in 1999. Industry sources indicate that the U.S. market for computer and office automation supplies will grow at a compound annual rate of approximately 6 to 8% over the next two years. The Company believes that the current size of the industry and its potential for future growth can be attributed to: (i) the increasing automation of the workplace as evidenced by the widespread use of personal computers ("PCs"), printers and computer network systems, (ii) the decline in unit prices of computer hardware and peripherals, making them more affordable to individuals and small and medium sized businesses, (iii) the evolution of high-quality printers that require more consumable supplies than older, less sophisticated printers, and (iv) the growth in business presentation and graphics software, which results in the use of audio-visual presentation hardware.

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

                  Industry sources estimate that the market for audio-visual presentation products was approximately $1.4 billion in 1999 and is expected to grow at a rate of approximately 20% over the next year. The Company believes industry growth is currently driven by improved business presentation and graphics software that results in increased use of audio-visual presentation hardware. While advances in technology continue to exert downward pricing pressure on the manufacturers who compete in this market, the audio-visual presentation products are priced at retail in the range of $2,000 to $30,000 and currently provide for gross margins higher than other products sold by the Company.

                  The Company believes that the computer and office automation supply segment of its business is not generally subject to the risk of rapid technological advance and product obsolescence associated with the computer hardware or office equipment industries. In general, the demand for computer and office automation supplies is not dependent on new computer hardware or office equipment sales in any particular year, but rather reflects the amount and type of equipment already in use (the "installed base"). As a result, the consumable needs for any particular computer or office equipment will generally continue for an extended period of time, even after the manufacture of the particular computer or office equipment has been discontinued. Nevertheless, the Company attempts to insulate itself from the risk of technological obsolescence faced by original equipment manufacturers by (i) distributing a wide range of brand-name products, (ii) carrying primarily consumable supplies for computer or office equipment that the Company believes have a substantial installed base, and (iii) entering into agreements with major suppliers that allow the Company to return slow-moving inventory. See "-Inventory Management."

                  The Company believes that the role of distributors in the computer and office automation supply and audio-visual presentation industry has increased in importance in recent years as an increasing number of end-users find that their need for computer supplies and audio-visual presentation products have increased dramatically and the number of products to choose from and the issues of compatibility of products have proliferated. The Company serves the needs of its customers through its knowledgeable and skilled sales and customer service personnel, highly skilled technical services personnel, and timely and accurate order fulfillment.

         The Company's Market

                  The Company believes that its primary market consists of small and medium size businesses and, to a lesser extent, large businesses, governments, educational and institutions. The small business segment consists of businesses having 50 or fewer white-collar employees which have traditionally been served by small independent retailers located in close proximity to these customers and who generally sell at the manufacturer's suggested list prices. More recently, the retail office products superstores and direct mail order companies, seeking to increase market share by offering lower prices and a wider product selection, have targeted this segment. The medium size business segment of this market consists of a broad range of business and other office automation and audio-visual presentation product users and has 50 to 500 white-collar employees. Small local retailers and direct mail order companies have been historically serviced by traditional contract stationers and full-service office products distributors, and to a lesser extent this segment. The Company believes that such companies do not provide all of the services that these small and medium size businesses need or desire, such as customized account histories which can tell customers about their order histories, customized billing and customized packing and shipping and the technical expertise of a knowledgeable sales force.

                  The large business segment of the market consists of businesses, governments and institutions having more than 500 white-collar employees, which have historically been served primarily by traditional contract stationers and full service office products distributors. These customers, many of which operate at multiple locations, seek competitively priced products, a high level of value-added service including next day delivery and account relationship management, credit terms and other information services. Although many of these organizations have a centralized purchasing function for office and computer supplies, the Company has found through experience, that such function does not always serve all departments of these organizations and that certain purchasing authority is decentralized. As a result, the Company's sales force attempts to visit the central purchasing manager as well as the computer network manager, the PC coordinator, the facilities manager and the office manager at the subject organization, each of whom may have different computer supply needs and purchasing or budgetary authority.

                  The Company operates in all business segments of the computer and office automation supply and audio-visual presentation products and system integration industry, which the Company believes generated approximately $33.4 billion in total U.S. annual sales in 1999. Historically, the corporate computer supply and office automation distribution segment has been populated by numerous contract stationers and computer supply companies, most of which operate in only one metropolitan area and have annual sales of less than $15 million. However, as the computer and office automation supply and audio-visual presentation product distribution industry continues to rapidly consolidate, in large measure as a result of the consolidation of the office products industry, the Company believes that many small companies will be unable to effectively compete and will stagnate, be acquired by larger companies or will be closed. Based upon annual revenues, the Company believes that it is the largest independent computer and office automation supply and audio-visual presentation product and systems integration company in the United States.

                  Unlike the computer hardware or office equipment industry, the Company believes that the computer and office automation supply industry is not generally subject to the risk of rapid technological advances and subsequent product obsolescence. In general, the demand for computer supplies is not dependent on the level or type of computer hardware or office equipment sales in any particular year, but rather reflects the installed base. As a result, the consumable needs for any particular computer or office equipment will often continue for an extended period of time, even after the manufacture of such computer or office equipment is discontinued. Nevertheless, the Company attempts to insulate itself from the risk of technological obsolescence faced by manufacturers by (i) distributing a wide range of brand-name products so that the Company is not dependent upon the success of any particular computer or office equipment manufacturer, (ii) carrying primarily consumable supplies for computer or office equipment which the Company believes has a substantial installed base, and (iii) entering into agreements with major suppliers under which the Company can return slow-moving inventory. With respect to audio-visual presentation products, the Company insulates itself from technological obsolescence by dealing with the leading manufacturers, obtaining the ability to return old, unsold merchandise and by selling the manufacturer's newest models.

         Products

         The Company distributes an aggregate of over 37,100 different computer and office automation supplies and audio-visual presentation and related products and regularly updates its product line to reflect advances in technology and to avoid product obsolescence. The Company's major product categories can generally be classified as follows:

         The Computer Technology Group (CTG) represents computer supplies, equipment, and peripherals as well as advanced technical services and training. CTG products include consumable supplies such as laser and copier toner, facsimile supplies, inkjet cartridges, printer ribbons, diskettes, and tape cartridges as well as computer and office automation products including personal, and notebook computers, laser and ink jet printers, photocopiers, fax machines, and data storage products. Accessories sold by the Company include cleaning supplies, disk storage boxes, data cartridge storage, point of sale and bar code supplies, racks, surge protection devices, workstation accessories and anti-glare screens. The Company also sells a limited number of other products such as paper, transparencies, banking supplies and selected business machines.

         The Visual Communications Group (VCG) represents audio-visual presentation products, technologies and accessories, professional video products, technologies and accessories, as well as complete integration and installation services, event production, and equipment rental and service. VCG products include LCD and DLP projectors, video production and editing equipment, and a wide range of broadcast, production and post-production products.

         Suppliers

         The Company's products are manufactured by approximately 500 original equipment manufacturers, including Hewlett-Packard, Sharp Electronics, Lexmark, Imation, Proxima, Epson, Sony and Canon. Approximately 44.0% and 52.4% of the Company's total net sales were derived from products supplied by the Company's ten largest original equipment manufacturers in 1999 and 1998, respectively. The sales of products supplied by Hewlett-Packard, Lexmark, Canon, Sony and Sharp accounted for approximately 20%, 7%, 3%, 3% and 3% respectively, of total net sales for 1999.

         The Company has entered into written distribution agreements with a majority of the major suppliers of the products it distributes including Hewlett-Packard, Lexmark, Imation, Sharp, Epson, NEC and Proxima. As is customary in the industry, these agreements generally provide non-exclusive distribution rights, have one-year renewable terms, are terminable by either party at any time (with or without cause) and require notice of certain events such as a change in control of the Company. The Company considers its relationship with its major suppliers to be good and has recently renewed its direct purchasing agreements with Hewlett-Packard and several other suppliers. The Company is also discussing expanded direct purchasing arrangements with several major suppliers that would provide the Company with a broader product line and increased customer base. There can be no assurance, however, that a material change in the Company's relationship with one or more of its major suppliers will not occur and if it does occur, that it will not have a material adverse effect on the Company's business.

         Although the Company purchases most of its products directly from authorized U.S. manufacturers, the Company also purchases products from foreign and domestic sources. Depending upon product pricing and availability, products are also purchased from secondary sources, such as wholesalers and selected dealers, other than directly from the manufacturer. Approximately 16% and 17% of the Company's total net sales were derived from the sale of products purchased from sources other than the direct manufacturers for 1999 and 1998, respectively. The Company utilizes its ability to purchase imported and secondary source products in order to increase its operating income and provide its customers with competitive prices. Certain imported and secondary source products are not produced by unauthorized manufacturers. The Company has established various steps and procedures which it believes enable it to identify such unauthorized products and thereby prevent the Company from purchasing from any such sources. There can be no assurance, however, that the Company will be completely successful in such efforts or that such imported and secondary source products will continue to be available.

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

         Sales and Marketing

         The Company sells its products to approximately 50,000 middle-market and smaller companies and to governmental, educational, wholesale and retail customers, including federal, state and local governmental agencies, universities and hospitals and to computer supply dealers. The Company's typical customer is a small to medium sized corporate end-user who relies on distributors, such as the Company, that provide high levels of value-added service. No single customer accounted for more than 6.7% of the Company's sales in 1999. The Company's international sales accounted for approximately 25.1% of the Company's total net sales for the year ended 1999.

         The Company's sales force provides national coverage and, as of December 31, 1999, consisted of 550 full-time sales representatives that work out of the Company's headquarters in Dayton, Ohio and from its other sales offices.

         The Company's direct sales force markets the Company's products and services utilizing the Company's full-color catalogs and the sales representative's ability to quote a price to the customer within a range which maintains the Company's margins but gives the sales representative the flexibility to price products competitively. The sales force works with the Company's customers to simplify and reduce the cost of the product procurement process by providing customized facsimile order forms, EDI processing and customized billing and shipping, and product technical expertise. Outbound telemarketing sales are primarily directed to federal government and other corporate customers, who have the authority to make their own purchases or are purchasing specific products under master contracts with specific manufacturers and which, in part, represent sales in markets in which the Company does not have an office.

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

         Distribution

         Beginning in January 2000, the Company utilizes a single point distribution model for a majority of its shipments through its 255,000 square foot Integration Center located in Erlanger, Kentucky. This facility provides service to all points in the Continental United States. Its strategic location provides the ability to ship products to virtually any point in the MCSi service area via a next day, two-day or ground service level in a cost effective manner. Distributing the bulk of it customer orders through this facility provides the Company the opportunity to leverage the overall cost of inventory, thus ensuring the lowest cost available to the customer. Each of the Company's 124 sales offices also maintain a limited amount of frequently ordered products in order to facilitate same day deliveries.

         The automation utilized within the Integration Center provides an effective and efficient mode of operation. Through the utilization of a carton flow and carousel stocking system, combined with over 4,000 linear feet of powered conveyor, the MCSi customer base receives same day shipment on any pick and pack order entered on a given business day. An automated Warehouse Management System provides efficient management of its inventory combined with an accurate order fulfillment process that limits shipping errors and the high costs associated with returned merchandise.

         The Company ships primarily parcel type shipments via a variety of prominent carriers. The agreements reached with these carriers allow MCSi the opportunity to provide its customer base some of the most competitive shipping rates in the industry. All shipments leaving the facility have a bar-coded tracking number applied, thus allowing for specific tracking of each carton when required by the customer. A `drop ship' type shipping method is provided for those situations in which a customer has required and / or requested this type of service.

         Inventory Management

         The Company manages its inventory by maintaining sufficient quantities of the most frequently ordered products to achieve high order fill rates while at the same time attempting to maximize inventory turns. Items not maintained in inventory are drop-shipped (i.e. shipped from the manufacturer's loading dock) directly to the Company's customers. While the Company sells more than 37,100 stock keeping units ("SKUs") or items of merchandise, approximately 1,150 SKUs account for approximately 70.0% of the Company's net sales. Consequently, the Company continually attempts to identify slow moving inventory by use of its computer software applications and removes those SKUs whenever possible in order to maximize inventory turns. Inventory balances will fluctuate as the Company adds new product lines, when it makes large purchases from suppliers to take advantage of attractive terms and when certain inventory items are deleted. Inventory turnover on an annual basis was 10 times for the year ended December 31, 1999.

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

         Management Information System

         The Company has continually invested in hardware, software and programming upgrades to its information systems, which is run primarily from an IBM AS/400 computer located at its Dayton, Ohio headquarters. The Company is utilizing the J. D. Edwards enterprise resource planning ("ERP") distribution and accounting software, which has aided in consolidating subsidiaries, and has automated a large number of key business functions using on-line, real time systems, including electronic commerce. These on-line systems provide management with information concerning sales, inventory levels, customer payments and other operations essential for the Company to operate as a low cost, high efficiency distributor and systems integrator. Each of the Company's offices has either a direct, full-time dedicated link to the Company's in-house computer system, or may obtain such access through the Internet. The Company maintains five full-time computer programmers who work on a continual basis to upgrade the Company's software capability. The "down time" for the Company's computer system has been negligible to date. The Company has standardized on Lotus Notes for Electronic Mail, with powerful information applications developed for this platform. Access to Lotus Notes is available to our major offices on the Company's frame relay network, and remote access is available via the Internet.

         Employees

         As of December 31, 1999, the Company had 1,887 full-time employees, of which approximately 550 were in sales and 352 were in technical services. None of the Company's employees are represented by a labor union, and the Company has never suffered an interruption of business as a result of a labor dispute. The Company considers its relations with its employees to be excellent.

         Competition

         The Company believes that most, if not all, of its customers use several sources to meet their computer supply product requirements. Accordingly, the Company competes with major full-service office products distributors, other national and regional computer supply and audio-visual presentation product distributors, office products superstores, direct mail order companies, and to a lesser extent, non-specialized retailers. Certain of the Company's competitors, such as office products superstores and major full-service office products distributors, are larger and have substantially greater financial and other resources and purchasing power than the Company. Competition in the Company's industry is generally based on price, breadth of product lines, product and credit availability, a knowledgeable sales force, delivery time and the level and quality of customer services. The Company believes that the computer supply and audio-visual presentation product industry will become more consolidated in the future and thereby more competitive. Increasing competition will result in greater price discounting which may have a negative impact on the industry's gross margins.

         The Company believes its competitive advantage over other distributors includes its ability to efficiently maintain a wide selection of name brand products in stock ready to be shipped on a same day basis and delivered overnight, to efficiently distribute its products, to provide innovative and high quality value-added customer service programs and technical expertise in the design and build of complex audio-visual/broadcast systems, and to respond to changing customer demand and product development. However, there can be no assurance that the Company will not encounter increased competition in the future, which could have a material adverse effect on the Company's business.

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

         Subsidiaries

         At December 31, 1999, the Company had 10 wholly owned subsidiaries, Diversified Data Products, Inc. ("DDP") headquartered in Ann Arbor, Michigan, which has two subsidiaries, Diversified Data Products (U.K) Limited ("DDP-UK") headquartered in Leeds, England and Compass Export Marketing (Overseas) Limited ("CEM") (which is inactive); Consolidated Media Systems, Inc., ("CMS") headquartered in Nashville Tennessee with offices in Chattanooga, Knoxville, Memphis, Jackson, Altamonte, Montgomery, Birmingham, Cincinnati, Lexington, South Charleston, Columbus, Louisville, Miami, Springfield, Dallas, Burbank, San Diego, Tampa, Houston, Tulsa, and Huntsville; Axidata Inc., ("AI") headquartered in Scarborough, Ontario with offices in Vancouver, Ottawa, Mississauga, Quebec City, and two locations in Montreal; Central Audio Visual, Inc., ("CAV") headquartered in Fort Lauderdale, Florida and one location in Tampa, Florida; C & G Video Systems, ("C&G") headquartered in Spanish Fort, Alabama; Duo Communications, Inc., ("DuoCom") headquartered in Dorval, Quebec with another office located in Scarborough, Ontario in Canada; Audio Visual Systems, Inc., ("AVS") with one office in Dayton, Ohio; Technical Industries, Inc., ("TI") headquartered in Atlanta, Georgia with offices in Birmingham, Alabama, Nashville, Tennessee and in Raleigh and Charlotte, North Carolina; Video Images, Inc., ("VI") headquartered in Elmhurst, Illinois with offices in Brookfield and Madison, Wisconsin; and Fairview AFX, ("Fairview") with offices in Tulsa and Oklahoma City, Oklahoma and Dallas and Houston, Texas.

Zengine, Inc.

         At December 31, 1999, the Company owned a 68.5% interest in Zengine, Inc. ("Zengine"), located in Fremont, California. Zengine provides a comprehensive suite of technology-based solutions that enable businesses to quickly and inexpensively create, maintain and enhance the effectiveness of e-commerce platforms on an outsourced and private label basis. Zengine offers a full range of integrated services for both business-to-consumer and business-to-business e-commerce platforms, including Web site storefront design, product content and merchandising, customer relationship management and personalization, transaction processing, order management, custom fulfillment and end-user customer service. These solutions allow Zengine's clients to understand, manage and build on-line customer relationships and to market, sell and support products more effectively. The Company believes that Zengine will quickly distinguish itself as a leader of outsourced e-commerce solutions in both the business-to-consumer and business-to-business arenas.

ITEM 2.  PROPERTIES

         The Company's principal executive offices are located in Dayton, Ohio. The Company leases all of its office and warehouse space for use in the ordinary course of business. The leases expire at various times through 2026 and some of the Company's leases contain options to renew. The Company expects that it will be able to renew leases expiring in 2000 at rents which are substantially similar to current rent payments on a square footage basis.

         The Company's material sales and warehouse locations are described in the table below:

                                                                         LEASE
                           LOCATION                   SQUARE FEET   EXPIRATION DATE
                           --------                   -----------   ---------------
Ann Arbor, Michigan ................................         5,500             2001
Atlanta, Georgia ...................................        35,000          monthly
Bellevue, Washington ...............................        11,400             2002
Berkeley, California ...............................        36,000             2004
Birmingham, Alabama ................................         5,000             2000
Brookfield, Wisconsin ..............................        30,000             2004
Burlington, Ontario ................................           375          monthly
Chicago, Illinois ..................................         4,659             2003
Cincinnati, Ohio ...................................         2,700             2002
Dallas, Texas ......................................         2,582             2002
Dayton, Ohio .......................................        30,000             2006
Dayton, Ohio .......................................        12,000             2002
Dorval, Quebec .....................................         2,415             2001
Elmhurst, Illinois .................................        21,000             2004
Erlanger, Kentucky .................................       255,000             2007
Fort Lauderdale, Florida ...........................        14,000             2007
Fremont, California ................................        17,800             2001
Houston, Texas .....................................         9,140          monthly
Indianapolis, Indiana ..............................         2,100             2004
Knowlton, Quebec ...................................         1,500          monthly
Louisville, Kentucky ...............................         7,500             2004
Madison, Wisconsin .................................         4,000             2004
Mississauga, Canada ................................        44,500          monthly
Mississauga, Ontario ...............................         1,808             2000
Montreal, Canada ...................................        26,700          monthly
Montreal, Canada ...................................        12,290          monthly
Montreal, Canada ...................................         1,750             2001
Nashville, Tennessee ...............................        31,350             2002
Nashville, Tennessee ...............................        13,170             2002
Nashville, Tennessee ...............................         5,000          monthly
Norcross, Georgia ..................................         6,000             2001
Norcross, Georgia ..................................       100,000          monthly
Norcross, Georgia ..................................        15,677          monthly
Oklahoma City, Oklahoma ............................         3,500          monthly
Ottawa, Ontario ....................................         1,881             2003
Portland, Oregon ...................................         6,000             2000
Rochester, New York ................................        12,032             2000
Roswell, Georgia ...................................         8,200          monthly
Scarborough, Ontario ...............................         7,500             2000
Spanish Fort, Alabama ..............................        10,000             2004
Spokane, Washington ................................        15,000             2000
Strongsville, Ohio .................................        46,000             2026
Tampa, Florida .....................................         8,840             2006
Toronto, Canada ....................................        82,100             2006
Tulsa, Oklahoma ....................................        12,900             2006
Tustin, California .................................        16,000             2002
Vancouver, Canada ..................................         1,235             2002
Vancouver, Canada ..................................        24,800             2007

    Properties acquired or leases entered into subsequent to December 31, 1999 are not included in the table.

ITEM 3.  LEGAL PROCEEDINGS

         The Company has been involved, from time to time, in litigation from activities arising from the normal course of its operations. Certain other legal proceedings have resulted from activities of sales representatives while working for other computer and office supply and audio-visual presentation product companies, and prior to their hiring by the Company. In the opinion of management, none of the matters pending at December 31, 1999 are likely to have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

COMMON STOCK DATA:

         The Company's Common Stock is listed and trades on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol "MCSI," (formerly, "MCSC"). The following table sets forth for the periods indicated the high and low closing sale price for the Common Stock as reported by the Nasdaq National Market as adjusted to reflect the 3 for 2 stock split paid April 24, 1998.

                       1998                   1999
                       ----                   ----
QUARTER          HIGH        LOW        HIGH         LOW
-------          ----        ---        ----         ---
First.......   $17.667     $ 8.750     $28.063     $19.000
Second......   $19.625     $16.125     $21.000     $17.250
Third.......   $22.000     $14.500     $21.500     $15.750
Fourth......   $26.625     $16.313     $42.500     $15.750
Year........   $26.625     $ 8.750     $42.500     $15.750

         As of March 27, 2000, there were 205 shareholders of record.

         The declaration of cash dividends is at the discretion of the Board of Directors of the Company, and is limited by the Company's borrowing arrangements. No cash dividends on the Common Stock have been declared or paid by the Company to date. The Company does not anticipate paying cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

                                                             YEAR ENDED DECEMBER 31,
                              ---------------------------------------------------------------------------------
Statement of Operations                          (Dollars in thousands, except per share data)
Data:                             1995           1996(1)           1997(3)           1998(4)           1999(5)
                              ------------   ------------      ------------      ------------      ------------
Net sales ..................  $     43,321   $     63,428      $    107,487      $    313,762      $    686,749
Cost of sales ..............        34,642         52,061            88,190           246,670           546,618
                              ------------   ------------      ------------      ------------      ------------

Gross profit ...............         8,679         11,367            19,297            67,092           140,131
Selling, general and
administrative expenses ....         7,125          8,891            15,441            53,389           111,537
Non-cash compensation
expense ....................          --              280              --                --                --
                              ------------   ------------      ------------      ------------      ------------

Operating income ...........         1,554          2,196             3,856            13,703            28,594
Interest expense ...........          (274)          (312)             (180)           (2,611)           (9,773)
Other (expense) income .....            22            (11)               43               227               710
                              ------------   ------------      ------------      ------------      ------------

Income before income
taxes ......................         1,302          1,873             3,719            11,319            19,531
Provision for income taxes .           509            756             1,507             4,994             8,393
                              ------------   ------------      ------------      ------------      ------------

Net income .................  $        793   $      1,117      $      2,212      $      6,325      $     11,138
                              ------------   ------------      ------------      ------------      ------------
                              ------------   ------------      ------------      ------------      ------------
Earnings per share of common
stock - basic ..............  $       0.22   $       0.29      $       0.39      $       0.66      $       0.95
                              ------------   ------------      ------------      ------------      ------------
                              ------------   ------------      ------------      ------------      ------------

Earnings per share of common
stock - diluted ............  $       0.22   $       0.29      $       0.39      $       0.65      $       0.93
                              ------------   ------------      ------------      ------------      ------------
                              ------------   ------------      ------------      ------------      ------------
Weighted average number of
common shares
outstanding - basic ........     3,582,000      3,798,599         5,671,833         9,536,957        11,548,589
                              ------------   ------------      ------------      ------------      ------------
                              ------------   ------------      ------------      ------------      ------------
Weighted average number of
common shares
outstanding - diluted ......     3,582,000      3,814,139         5,722,440         9,677,285        11,732,355
                              ------------   ------------      ------------      ------------      ------------
                              ------------   ------------      ------------      ------------      ------------

                                                                  AT DECEMBER 31,
                                            ---------------------------------------------------------
                                                              (Dollars in thousands)
Balance Sheet Data (at end of period):        1995     1996(2)      1997(3)      1998(4)      1999(5)
                                            --------  --------     --------     --------     --------
Working capital ..........................  $  1,510  $ 10,211     $  8,188     $ 81,334     $110,209
Total assets .............................     9,544    17,775       49,921      247,029      354,278
Long-term debt ...........................      --          65          112      107,906      149,461
Total debt ...............................     3,537       100        8,207      108,204      150,057
Redeemable minority interest in scheduling      --        --           --           --          3,977
Stockholders' equity .....................     2,362    12,073       25,031       97,194      122,179

----------------------------------

(1) Includes the results of operations of DDP subsequent to its acquisition on May 30, 1996.

(2) Includes the acquisition of DDP on May 30, 1996.

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

(4) Includes the results of Minnesota Western, Inc., ("MW") subsequent to its acquisition on January 16, 1998, Electronic Image Systems, Inc., ("EIS") subsequent to its acquisition on June 12, 1998, Computer Showcase, Inc., ("CS") subsequent to its acquisition on February 28, 1998, CMS subsequent to its acquisition on September 11, 1998, Optical Express, Inc., ("OE") subsequent to its acquisition on September 30, 1998, Jack Kelly & Associates, Inc., ("JKA") subsequent to its acquisition on October 13, 1998, JOS Projection Systems, Inc., ("JOS") subsequent to the acquisition of its assets on October 30, 1998, AI, subsequent to the acquisition of its assets on December 11, 1998, and Dreher Business Products, Inc., ("DBP") subsequent to its acquisition on December 15, 1998.

(5) Includes the results of CAV subsequent to its acquisition on March 15, 1999, AVS subsequent to its acquisition on June 14, 1999, TI subsequent to its acquisition on August 13, 1999, C & G subsequent to its acquisition on November 11, 1999, Fairview subsequent to its acquisition on December 5, 1999, VI subsequent to its acquisition on December 8, 1999 and DuoCom subsequent to its acquisition on December 10, 1999.

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

OVERVIEW

         The Company's past sales growth has been due, in part, to the acquisition of ten computer and office automation supply companies and twelve audio-visual/broadcast presentation products and systems integration companies since its initial public offering in November 1996 with seven acquisitions of audio-visual presentation products distributors and systems integrators being completed in 1999. The Company intends to increase its operations through additional acquisitions in the future and, in that regard, will continue to evaluate potential acquisitions and to identify and have preliminary discussions with potential acquisition candidates. There are, as of the date of this Form 10-K, no definitive acquisition agreements between the Company and any other party relating thereto. There can be no assurance that any future acquisition can or will be consummated on terms favorable to the Company, or at all.

RESULTS OF OPERATIONS

         As an aid to understanding the Company's operations on a comparative basis, the following table has been prepared to set forth certain statement of operations data for 1997, 1998 and 1999.

                                                 YEAR ENDED DECEMBER 31,
                                                -------------------------
                                                 1997     1998     1999
                                                -------  -------  -------
                                                PERCENT  PERCENT  PERCENT
                                                -------  -------  -------
Net sales ..................................    100.0%   100.0%   100.0%
Cost of sales ..............................     82.0     78.6     79.6
                                                -------  -------  -------

Gross profit ...............................     18.0     21.4     20.4
Selling, general and administrative expenses     14.4     17.0     16.2
                                                -------  -------  -------

Operating income ...........................      3.6      4.4      4.2
Interest expense ...........................     (0.2)    (0.8)    (1.4)
Other (expense)/income .....................     --       --       --
                                                -------  -------  -------

Income before income taxes .................      3.4      3.6      2.8
Provision for income taxes .................      1.4      1.6      1.2
                                                -------  -------  -------

Net income .................................      2.0%     2.0%     1.6%
                                                -------  -------  -------
                                                -------  -------  -------


YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

         NET SALES. Net sales for the year ended December 31, 1999 increased by $372.9 million or 119% to $686.7 million from $313.8 million for the year ended December 31, 1998. Of this net sales increase, 73.4% was attributable to the Company's acquisitions completed in 1999 and the annualized impact of acquisitions made during 1998. The remaining 26.6% of the increase was primarily a result of increased sales penetration, product offerings to existing customers and expanding the sales force.

         GROSS PROFIT. Gross profit for the year ended December 31, 1999 increased by $73.0 million or 108.9%, to $140.1 million from $67.1 million for the year ended December 31, 1998. Gross profit as a percentage of net sales for the year ended December 31, 1999 was 20.4% compared to 21.4% for the year ended December 31, 1998. The gross profit percentage decreased in 1999 as a result of the introduction into the company's sales mix of the lower margin wholesale computer supply sales from its Canadian subsidiary, Axidata, Inc. which was acquired in December 1998

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the year ended December 31, 1999 increased by $58.1 million, or 108.8% to $111.5 million from $53.4 million for the year ended December 31, 1998; 105.2% of this increase was due to the acquisitions completed in 1999 and the annualized impact of 1998 acquisitions. As a percentage of net sales, selling, general and administrative expenses were 16.2% for the year ended December 31, 1999 compared to 17.0% for the year ended December 31, 1998. The .8% decrease was due primarily to lower selling, general and administrative expenses as of percentage of sales associated with the computer supply products business.

         OPERATING INCOME. Operating income for the year ended December 31, 1999 was $28.6 million as compared to $13.7 million for the year ended December 31, 1998, an increase of $14.9 million or 108.8%. This increase was primarily due to increased sales volume and the acquisitions that the Company completed in 1999.

         INTEREST EXPENSE. Interest expense for the year ended December 31, 1999 increased $7.2 million to $9.8 million from $2.6 million for the year ended December 31, 1998, due primarily to the increased level of indebtedness in 1999 from the Company's acquisition program. See "Credit Facility."

         PROVISION FOR INCOME TAXES. Provision for income taxes for the year ended December 31, 1999 increased by $3.4 million to $8.4 million from $5.0 million for the year ended December 31, 1998. The Company's effective tax rate for 1999 was 43.0% compared to 44.1% for the year ended December 31, 1998. The decrease was primarily due to reduced state and local income taxes.

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

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the year ended December 31, 1998 increased by $38.0 million, or 245.8% to $53.4 million from $15.4 million for the year ended December 31, 1997. Approximately 71.2% of this increase was due to the acquisitions in 1998 and approximately 28.8% of this increase was due to the annualized impact of 1997 acquisitions and increased infrastructure due to the rapid growth of the company. As a percentage of net sales, selling, general and administrative expenses were 17.0% for the year ended December 31, 1998 compared to 14.4% for the year ended December 31, 1997. The 2.6% increase was due primarily to higher selling general and administrative expenses as a percentage of sales associated with the audio-visual presentation products business.

         OPERATING INCOME. Operating income for the year ended December 31, 1998 was $13.7 million as compared to $3.9million for the year ended December 31, 1997, an increase of $9.8 million or 255.4%. This increase was primarily due to increased sales volume and the acquisitions that the Company completed in 1998.

         INTEREST EXPENSE. Interest expense for the year ended December 31, 1998 increased $2.4 million to $2.6 million from $.2 million for the year ended December 31, 1997, due primarily to the increased level of indebtedness in 1998 from the Company's acquisition program. See "Credit Facility."

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

LIQUIDITY AND CAPITAL RESOURCES

         For the year ended December 31, 1999, net cash flows used in operating activities were $3.1 million. Net cash flows used in operating activities were $2.0 million and $0.3 million for the years ended December 31, 1998 and 1997, respectively. Cash flows used in operations during the three-year period ended December 31, 1999 relate to the Company's expansion and the resultant increases in net income, receivables and inventories. Working capital amounted to $110.2 million at December 31, 1999, compared to $81.3 million at December 31, 1998. The expansion of the Company's operations as a result of its acquisition strategy is the primary reason for this increase.

         Capital expenditures for the years ended December 31, 1997, 1998 and 1999 were $0.6 million $6.6 million, and $10.1 million, respectively. Funds were used primarily to upgrade and enhance the Company's computer systems. Cash paid for business combinations totaled $4.3 million, $92.4 million and $11.2 million in 1997, 1998 and 1999, respectively.

         For fiscal year 2000, the Company expects capital expenditures of approximately $6.0 million to be used for upgrading the Company's MIS and distribution facilities. Actual capital expenditures for fiscal 2000 may be greater than budgeted amounts depending on the level of acquisition activity and other factors.

         The Company believes that its cash on hand, borrowing capacity under the Credit Facility and capital resources will be sufficient to fund its ongoing operations and budgeted capital expenditures for 2000, although actual capital needs may change, particularly in connection with acquisitions which the Company may make in the future. The Company's long-term requirements including capital expenditures and acquisitions, are expected to be financed by a combination of internally generated funds, additional borrowings and other sources of external financing (including possible public or private debt or equity offerings) as needed.

CREDIT FACILITY

         Since January 1998, the Company has maintained its credit facility with PNC Bank, N.A. (the "Bank"), Key Corporate Capital, Inc. and National City
Bank, under a secured general revolving line of credit of $50.0 million. In December 1998, the Company increased the line of credit to $125.0 million by amendment to the credit facility adding Firstar Bank and Bank One as facility participants. During August 1999, the Company increased the line of credit to $150.0 million by amendment to the credit facility adding Huntington Bank as a facility participant. In January 2000, the Company increased the line of credit facility to $175.0 million by an amendment to the credit facility adding Provident Bank as a facility participant. Loans under the Credit
Facility may be incurred by the Company from time to time to finance
"permitted acquisitions" and may be made at the Bank's prime rate (as defined) or at the defined published eurodollar rate plus a "eurodollar margin" that ranges from 100 to 200 basis points based on certain indebtedness ratios of the Company. Borrowings under the Credit Facility are secured by substantially all of the assets and property of the Company and its subsidiaries, including accounts receivable, equipment and inventory. The loan commitment terminates on the maturity date (December 10, 2003), unless terminated earlier. The Company may voluntarily prepay any advance without penalty or premium at any time or from time to time.

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

IMPACT OF YEAR 2000

         As a result of the Company's assessment, preparation, systematic conversion to J. D. Edwards and the remediation of its internal information technology (IT) and non-IT systems in preparation of the Year 2000, the Company has not experienced any interruptions in operations or its financial or non-financial activities resulting from the Year 2000 issue. All system remediation was completed in 1999 using both internal resources and external consultants. The cost of Year 2000 compliance and the J. D. Edwards software conversion to date has totaled $9.3 million. As the Year 2000 continues the Company will continue to monitor its systems for potential Year 2000 issues.

         To date the Company has not been adversely affected by any impact the Year 2000 issue may have had on third parties with whom the Company has dealings. Additionally, the Company has not had to implement its contingency plans established to address the failure of its or the third parties systems. However, in the event that this becomes necessary, it is management's current belief that these contingency plans would satisfactorily address the risk associated with any absence of readiness experienced by these programs and/or systems. There can be no assurance that implementation of such plans will mitigate in whole or in part such risk.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including forward foreign exchange contracts, and for hedging activities. The Company enters into forward contracts to hedge certain foreign currency denominated transactions. SFAS No. 133 will be effective for the Company's financial reporting beginning in 2001. It will require entities to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for gains and losses from changes in the fair value of a particular derivative will depend on the intended use of the derivative. The Company does not expect that the eventual adoption of SFAS No. 133 will have a material impact on the results of its operations or financial position.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition in Financial Statements", which provides guidance on applying generally accepted accounting principles for recognizing revenue. SAB 101 is effective for fiscal years beginning after December 15, 1999. The company believes that applying the provisions of SAB 101 will not be material to the Company.

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

Foreign Operations
         Prior to December 11, 1998, the Company's sales in international markets were insignificant. On December 11, 1998, the Company purchased certain assets and liabilities of AI, a Canadian computer supply and office products wholesaler. Additionally, on December 10, 1999 the Company purchased Duo Communications, Inc., ("DuoCom"), a Canadian supplier of computer supply and audio-visual products. Substantially all of Axidata and DuoCom's business is conducted in Canada and in Canadian dollars.

Hedging Activities
         From time-to-time, the Company enters into foreign currency forward contracts to hedge assets or liabilities denominated in foreign currencies. There were no forward contracts outstanding at December 31, 1998 and 1999.

Credit Risk
         Credit risk with respect to trade accounts receivable is generally diversified due to the large number of entities comprising the Company's customer base. Management has established policies with respect to credit risks and monitors compliance with those policies. No single customer accounted for more than 10% of consolidated sales for the years ended December 31, 1997, 1998 and 1999.

Interest Rate Risk
         The Company is exposed to interest rate risk because the Company's borrowing arrangements generally carry variable rates of interest. In September 1999, the Company entered into a two-year $25.0 million Interest Rate Swap transaction with the credit facility group. The interest rate swap hedges against potential interest increases by fixing the Libor interest rate at 6.10% plus a "eurodollar margin" that ranges from 100 to 200 basis points based on certain indebtedness ratios of the Company. Because of the Company's variable interest rates on its debt a significant increase in interest rates could have an adverse effect on the Company. For example, based upon the level of the Company's variable borrowings at December 31, 1999, a 1% increase in interest rates would result in an increased charge against earnings of approximately $1.2 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

                                                                      PAGE
                                                                      ----
Report of Independent Accountants ................................     21

FINANCIAL STATEMENTS:
Consolidated Balance Sheet at December 31, 1998 and 1999 .........     22

Consolidated Statement of Operations for the years ended
    December 31, 1997, 1998 and 1999 .............................     23

Consolidated Statement of Changes in Stockholders' Equity for
    the years ended December 31, 1997, 1998 and 1999 .............     24

Consolidated Statement of Comprehensive Income for the years ended
    December 31, 1997, 1998 and 1999 .............................     24

Consolidated Statement of Cash Flows for the years ended
    December 31, 1997, 1998 and 1999 .............................     25

Notes to the Consolidated Financial Statements ...................     26-35

                        REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF MIAMI COMPUTER SUPPLY CORPORATION

         In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Miami Computer Supply Corporation and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICEWATERHOUSECOOPERS LLP
Cincinnati, Ohio
February 21, 2000

                        MIAMI COMPUTER SUPPLY CORPORATION

                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)

                                                               DECEMBER 31,
                                                               ------------
                        ASSETS                             1998           1999
                                                           ----           ----
Current assets:
  Cash and cash equivalents ...................     $   4,115      $   5,135
  Accounts receivable .........................        75,919        104,219
  Inventories .................................        40,109         76,923
  Prepaid expenses ............................         2,351            998
  Deferred income taxes .......................           523            621
                                                    ---------      ---------
    Total current assets ......................       123,017        187,896
Property and equipment - net of accumulated
    depreciation ..............................        19,298         30,384
Intangible assets - net of accumulated
  amortization of $1,833 and $4,686 at
    December 31, 1998 and 1999, respectively ..       102,884        132,379
Other assets ..................................         1,830          3,619
                                                    ---------      ---------
    Total assets ..............................     $ 247,029      $ 354,278
                                                    ---------      ---------
                                                    ---------      ---------

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable - trade ....................     $  34,938      $  59,781
  Accrued expenses, payroll and income taxes ..         6,447          9,104
  Notes payable in connection with business
    combinations ..............................            --          8,206
  Current portion of long-term debt ...........           298            596
                                                    ---------      ---------
    Total current liabilities .................        41,683         77,687
  Long-term debt ..............................       107,906        149,461
  Deferred income taxes .......................           246            974
                                                    ---------      ---------
    Total liabilities .........................       149,835        228,122
                                                    ---------      ---------

  Commitments and contingencies ...............            --             --
  Redeemable minority interest in subsidiary ..            --          3,977
                                                    ---------      ---------

Stockholders' equity:
  Preferred stock, no par value; 5,000,000 shares
    authorized, none outstanding ..............            --             --
  Common stock, no par value; 30,000,000 shares
    authorized, 11,550,485 and 12,084,604 shares
      outstanding at December 31, 1998 and
        December 31, 1999, respectively .......            --             --
  Additional paid-in capital ..................        86,154        100,131
  Retained earnings ...........................        12,275         23,413
  Cumulative other comprehensive income .......            97            802
  Unearned compensation .......................            --            (90)
  Treasury stock, at cost (1998-79,414;
    1999-84,944, shares respectively) .........        (1,332)        (2,077)
                                                    ---------      ---------
      Total stockholders' equity ..............        97,194        122,179
                                                    ---------      ---------
        Total liabilities and stockholders' equity  $ 247,029      $ 354,278
                                                    ---------      ---------
                                                    ---------      ---------

   The accompanying notes are an integral part of these consolidated financial statements.

                        MIAMI COMPUTER SUPPLY CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                  (Dollars in thousands, except per share data)

                                                      YEARS ENDED DECEMBER 31,
                                                      ------------------------
                                             1997               1998              1999
                                         ------------      ------------      ------------
Net sales ..........................     $    107,487      $    313,762      $    686,749

 Cost of sales .....................           88,190           246,670           546,618
                                         ------------      ------------      ------------

Gross profit .......................           19,297            67,092           140,131

Selling, general and administrative
   expenses ........................           15,441            53,389           111,537
                                         ------------      ------------      ------------

Operating income ...................            3,856            13,703            28,594
Interest expense ...................             (180)           (2,611)           (9,773)
Other income .......................               43               227               710
                                         ------------      ------------      ------------

Income before income taxes .........            3,719            11,319            19,531
Provision for income taxes .........            1,507             4,994             8,393
                                         ------------      ------------      ------------

Net income .........................     $      2,212      $      6,325      $     11,138
                                         ------------      ------------      ------------
                                         ------------      ------------      ------------

 Earnings per share of common stock-
    basic ..........................     $       0.39      $       0.66      $       0.95
                                         ------------      ------------      ------------
                                         ------------      ------------      ------------
Earnings per share of common stock-
    diluted ........................     $       0.39      $       0.65      $       0.93
                                         ------------      ------------      ------------
                                         ------------      ------------      ------------

Weighted average number of common
    shares outstanding - basic .....        5,671,833         9,536,957        11,548,589
                                         ------------      ------------      ------------
                                         ------------      ------------      ------------

Weighted average number of common
    shares outstanding - diluted ...        5,722,440         9,677,285        11,732,355
                                         ------------      ------------      ------------
                                         ------------      ------------      ------------

  The accompanying notes are an integral part of these consolidated financial statements.

                        MIAMI COMPUTER SUPPLY CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)


                                                                Additional              Treasury
                                      Shares        Treasury     Paid-in     Retained   Stock -
                                    Outstanding      Shares      Capital     Earnings   At Cost
                                    -----------     --------    ----------   --------  ---------

Balance, December 31, 1996 .......    5,307,000         (1,800)    $8,349      $3,738      $(15)

Net income .......................                                              2,212
Shares issued in
connection with business
    combinations..................    1,314,164                    10,747
                                    -------------------------------------------------------------

Balance, December 31, 1997 .......    6,621,164         (1,800)    19,096       5,950       (15)

Net income .......................                                              6,325
Purchases of treasury shares......                    (428,466)                          (7,593)
Shares issued in connection
   with business combinations.....    2,514,321        333,266     31,323                 5,962

Net proceeds from secondary
   offering of common stock.......    2,415,000                    35,762

Transactions involving
  employee stock
  purchase plans, net.............                      17,586        (27)                   314
Unrealized loss on marketable
  securities......................
Cumulative translation
  adjustment......................
                                    -------------------------------------------------------------

Balance, December 31, 1998 .......   11,550,485        (79,414)    86,154      12,275    (1,332)

Net income........................                                             11,138
Shares issued in connection
   with business combinations.....      478,662        244,512     13,833                 4,390
Purchases of treasury shares .....                    (271,600)                          (5,508)
Transactions involving stock
  options and employee stock
    purchase plans ...............       55,457         21,558        318                   373
Accretion of put option ..........                                   (174)
Unearned compensation.............
Unrealized gain on marketable
  securities......................
Cumulative translation
  adjustment......................
                                    -------------------------------------------------------------

Balance, December 31, 1999 .......   12,084,604        (84,944)  $100,131     $23,413  $ (2,077)
                                    ===========       ========   ========     =======  ========


                                    Accumulated Other
                                   Comprehensive Income
                                 ------------------------
                                 Unrealized
                                  Loss On      Cumulative
                                 Marketable    Translation       Unearned
                                 Securities    Adjustment      Compensation     Total
                                 ----------    ----------      ------------     -----

Balance, December 31, 1996 ....       $ --           $ --              $ --   $12,072

Net income ....................                                                 2,212
Shares issued in connection
   with business combinations..                                                10,747
                                 ----------------------------------------------------

Balance, December 31, 1997 ....         --             --                --    25,031

Net income ....................                                                 6,325
Purchases of treasury shares...                                                (7,593)
Shares issued in
connection with business
   combinations................                                                37,285
Net proceeds from secondary
   offering of common stock....                                                35,762
Transactions involving
  employee stock purchase
  plans, net ..................                                                   287
Unrealized loss on marketable
 securities....................       (213)                                      (213)
Cumulative translation
  adjustment ..................                       310                         310
                                 ----------------------------------------------------

Balance, December 31, 1998 ....       (213)           310                --    97,194

Net income ....................                                                11,138
Shares issued in connection
  with business combinations...                                                18,223
Purchases of treasury shares ..                                                (5,508)
Transactions involving stock
  options and employee
stock purchase plans ..........                                                   691
Accretion of put option .......                                                  (174)
Unearned compensation .........                                         (90)      (90)
Unrealized gain on marketable
  securities ..................         21                                         21
Cumulative translation
  adjustment ..................                       684                         684
                                 ----------------------------------------------------

Balance, December 31, 1999 ....     $ (192)          $994             $ (90) $122,179
                                 =========           ====             =====  ========


                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                             (Dollars in thousands)

                                                                             YEARS ENDED DECEMBER 31,
                                                                             ------------------------
                                                                    1997                1998               1999
                                                                    ----                ----               ----
Net income .....................................................  $2,212              $6,325            $11,138

Other comprehensive income:
Cumulative translation adjustment ..............................      --                 310                684
    Unrealized (loss) gain on marketable securities ............      --                (213)                21
                                                                  ------              ------            -------
Comprehensive income ...........................................  $2,212              $6,422            $11,843
                                                                  ======              ======            =======

  The accompanying notes are an integral part of these consolidated financial statements.

                        MAMI COMPUTER SUPPLY CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                            (Dollars in thousands)

                                                                           YEARS ENDED DECEMBER 31,
                                                                           ------------------------
                                                                       1997           1998           1999
                                                                       ----           ----           ----
Cash flows from operating activities:
Net income ..................................................     $   2,212      $   6,325      $  11,138
Adjustments to reconcile net income to cash used in
operating activities:
Depreciation and amortization ...............................           545          2,439          5,552
Deferred income taxes .......................................           (22)           276            790
Non-cash compensation .......................................            --             --             90
Minority interests ..........................................            --             --           (248)
Changes in assets and liabilities, net of effects of business combinations:
Accounts receivable .........................................        (4,351)        (9,029)        (7,011)
Inventories .................................................          (228)        (2,158)       (23,293)
Prepaid expenses, other assets and deposits..................           221            (18)           873
Accounts payable - trade ....................................         1,177            461         11,542
Accrued expenses ............................................           158           (254)        (2,505)
                                                                  ---------      ---------      ---------
Cash used in operating activities............................          (288)        (1,958)        (3,072)
                                                                  ---------      ---------      ---------
Cash flows from investing activities:
Capital expenditures ........................................          (579)        (6,645)       (10,100)
Investment in other assets...................................          (157)          (139)            --
Business combinations .......................................        (4,284)       (92,353)       (11,219)
Cash included in business combinations.......................         1,008            762             48
                                                                  ---------      ---------      ---------

Cash used in investing activities ...........................        (4,012)       (98,375)       (21,271)
                                                                  ---------      ---------      ---------


Cash flows from financing activities:
Proceeds from sale of subsidiary stock ......................            --             --          3,871
Proceeds from sale of common stock...........................            --         35,762            373
Proceeds from exercise of stock options .....................            --             --            363
Net borrowings under line-of-credit..........................         8,040         95,110         31,445
Repayment of debt acquired in business combinations .........        (2,883)       (21,700)        (7,588)
Purchase of treasury shares .................................            --         (7,306)        (5,508)
Increase in long-term debt...................................            25            680          1,748
                                                                  ---------      ---------      ---------

Cash provided by financing activities .......................         5,182        102,546         24,704
                                                                  ---------      ---------      ---------

Effect of exchange rates on cash ............................            --            239            659
                                                                  ---------      ---------      ---------

Net increase in cash and cash equivalents....................           882          2,452          1,020
Cash and cash equivalents - beginning of year................           781          1,663          4,115
Cash and cash equivalents - end of year .....................     $   1,663      $   4,115      $   5,135
                                                                  ---------      ---------      ---------
                                                                  ---------      ---------      ---------

Supplemental cash flow information:
Income taxes paid ...........................................     $   1,485      $   4,581      $   6,389
Interest paid ...............................................     $     209      $   2,196      $   9,021
Common stock issued in business combinations ................     $  10,747      $  37,285      $  18,223
Debt issued in business combinations ........................     $   2,791      $      --      $   8,206



  The accompanying notes are an integral part of these consolidated financial statements.

                        MIAMI COMPUTER SUPPLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)

NOTE 1.  ORGANIZATION AND OPERATIONS

         Miami Computer Supply Corporation (the "Company") operates in one business segment and sells a wide variety of computer supplies and audio-visual presentation products to corporate customers, governmental agencies, universities, hospitals and, to a lesser extent, computer supply dealers throughout the United States and Canada. In 1999, revenue was $514,078 and $172,671 in the United States and Canada, respectively. In 1998, revenue was $297,849 and $15,913 in the United States and Canada, respectively. At December 31, 1999, long-lived assets were $146,176 and $20,206 in the United States and Canada, respectively. At December 31, 1998, long lived assets were $103,576 and $20,436 in the United States and Canada, respectively. Prior to 1998, substantially all of the Company's operations were conducted in the United States.

         Credit risk with respect to trade accounts receivable is generally diversified due to the large number of entities comprising the Company's customer base. Management establishes policies with respect to credit risks and monitors compliance with those policies. No single customer accounted for more than 10% of consolidated sales for any period represented.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

         All majority owned subsidiaries of the Company are included in the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated. Changes in minority interests are included in other income.

FOREIGN CURRENCIES

         The financial statements of the Company's Canadian subsidiaries, whose functional currencies are the Canadian dollar, are translated to U.S. dollars at period end exchange rates for assets and liabilities and at weighted average exchange rates for results of operations. The resulting translation gains or losses are accumulated in a separate component of stockholders' equity.

         Forward foreign currency contracts are used to manage currency risks relating to existing assets or liabilities and purchase commitments denominated in a foreign currency. Net contract values are included in receivables or payables as appropriate. At December 31, 1999 and 1998 no forward exchange contracts were outstanding.

CASH AND CASH EQUIVALENTS

         Cash and cash equivalents include cash on hand and on deposit and highly liquid debt instruments with initial maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value.

REVENUE RECOGNITION

         Revenues from the sale of products are recognized upon shipment, when the risks and rewards of ownership are passed to the customer. Revenue from services, although currently insignificant, are recognized when the service is completed and the customer has accepted the service.

INVENTORIES

         Inventories are stated at the lower of cost or market; cost is determined using the weighted average or specific identification method. Inventories consist primarily of products held for resale.

RECLASSIFICATIONS

         Certain prior year information has been reclassified to conform to the 1999 presentation.

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

                                                                  Estimated
                                                                 useful lives
                                                                 ------------
                  Buildings. . . . . . . . . . . . . . . . . .     30 years
                  Furniture and fixtures . . . . . . . . . . .   5 to 7 years
                  Equipment and information systems. . . . . .   3 to10 years
                  Leasehold improvements . . . . . . . . . . .   3 to 5 years
                 Transportation equipment  . . . . . . . . . .     5 years

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

EARNINGS PER SHARE

         Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding plus all potentially dilutive common share equivalents outstanding during the period. Dilutive common shares are determined using the treasury stock method.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following methods were used by the Company in estimating its fair value disclosures for financial instruments:

                  CASH AND DEPOSITS, ACCOUNTS RECEIVABLE AND ACCOUNTS PAYABLE - The carrying amount reported in the balance sheet approximate fair value.

                  DERIVATIVE CONTRACTS - The fair value of the Company's foreign exchange contracts and interest rate swap arrangements are estimated based on quoted market prices of comparable contracts.

                  AVAILABLE-FOR-SALE MARKETABLE SECURITIES - Marketable equity securities with a market value of $258 and a cost basis of $578 are included within other assets of the accompanying balance sheet at December 31, 1999. The fair value of available-for-sale marketable securities is obtained from quoted market prices. These securities are marked-to-market on the balance sheet with the resulting unrealized gains or losses recorded as a separate component of stockholders' equity and other comprehensive income. Realized gains or losses are recorded in the statement of operations when realized.

                  SHORT- AND LONG-TERM DEBT - The carrying amounts of the Company's borrowings approximate their fair value by virtue of their short-term nature or the variable interest rates associated with these instruments.

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

NOTE 3.  ACQUISITIONS

         The Company is engaged in an active program to acquire companies engaged in the computer supply and audio-visual presentation products industry. During 1999, the Company acquired seven such entities, all in purchase business combinations. Earnings of each of the acquired entities have been recorded by the Company beginning with the respective acquisition dates. The aggregate purchase price of the acquired entities of $37,648 was comprised of $9,398 in cash, 723,174 shares of the Company's common stock with a fair value of $18,223 notes payable due to sellers aggregating $8,206 due in January and February 2000 (which were paid at maturity), and related out of pocket expenses totaling $1,821.

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

         The acquisition price of all of these transactions has been allocated to the estimated fair value of the assets acquired and the liabilities assumed, with the residual being allocated to intangible assets (goodwill) which is being amortized over a forty year life, as summarized in the following table:


                                                           1998                1999
                                                       Acquisitions        Acquisitions
                                                       ------------        ------------
           Cash  . . . . . . . . . . . . . . . . .          $762                 $48
            Accounts receivable  . . . . . . . . .        45,400              21,289
            Inventories  . . . . . . . . . . . . .        28,839              13,521
            Deferred income taxes  . . . . . . . .           390                 160
           Property and equipment  . . . . . . . .        12,024               3,955
            Other assets . . . . . . . . . . . . .         3,076               1,309
           Payables and accruals . . . . . . . . .       (27,398)            (18,463)
           Debt. . . . . . . . . . . . . . . . . .       (23,113)            (16,249)
            Goodwill . . . . . . . . . . . . . . .        89,658              32,078
                                                        --------             -------
                        Purchase price . . . . . .      $129,638             $37,648
                                                        ========             =======

                        MIAMI COMPUTER SUPPLY CORPORATION

                 (Dollars in thousands, except per share data)

NOTE 3.  ACQUISITIONS - (CONTINUED)

         The following unaudited pro forma financial information reflects the effect of the acquisitions described in the preceding paragraphs assuming each acquisition had occurred at the beginning of the period shown:

                                                               Years Ended December 31,
                                                               ------------------------
                                                                1998               1999
                                                                ----               ----
           Net sales. . . . . . . . . . . . . . . . . .       $734,678           $773,214
                                                              ========           ========
           Net income  . . . . . . . . . . . . . . . .         $6,865             $11,384
                                                              ========           ========
           Earning per share of common stock-
                  basic . . . . . . . . . . . . . . . .          $0.41              $0.67
                                                              ========           ========
           Earnings per share of common stock -
           diluted . . . . . .  . . . . . . . . . . . .          $0.41              $0.66
                                                              ========           ========

         The purchase allocation of the acquisitions completed in 1999 are subject to finalization of pre-existing contingencies and other purchase accounting adjustments, none of which are expected to be material.


NOTE 4.  ACCOUNTS RECEIVABLE                                          December 31,
                                                                      ------------
                                                                 1998              1999
                                                                 ----              ----
                   Trade customers . .  . . . . . . . . . .    $75,510           $104,642
                    Other   . . . . . . . . . . . . . . . .      1,086                802
                   Less - allowance for doubtful
                          accounts . .  . . . . . . . . . .       (677)            (1,225)
                                                               -------           --------
                                                               $75,919           $104,219
                                                               =======           ========

         The following table summarizes the activity in the Company's allowance for bad debts:

                                                                    Year Ended December 31,
                                                                    -----------------------
                                                               1997          1998           1999
                                                               ----          ----           ----
          Balance, beginning of period. . . . . . . . .         $12          $221           $677
           Additional provisions  . . . . . . . . . . .         209           548            654
           Write-offs, net of recoveries. . . . . . . .          --           (92)          (106)
                                                               ----          ----         ------
          Balance, end of period. . . . . . . . . . . .        $221          $677         $1,225
                                                               ====          ====         ======

NOTE 5.  BORROWING ARRANGEMENTS

         The following is a summary of the Company's borrowings:

                                                                                   December 31,
                                                                                   ------------
                                                                              1998              1999
                                                                              ----              ----
                  Long-term lines-of-credit. . . . . . . . . . . . . .      $103,150          $144,865
                   Capitalized lease obligations . . . . . . . . . . .         4,798             5,192
                  Other. . . . . . . . . . . . . . . . . . . . . . . .           256               --
                  Less current portion . . . . . . . . . . . . . . . .          (298)             (596)
                                                                            --------          --------

                                    Total long-term debt . . . . . . .      $107,906          $149,461
                                                                            ========          ========

         On December 10, 1998, the Company revised its then existing lending arrangements with a consortium of banks. An amended and restated credit facility of $125,000 was provided by PNC Bank, N.A. and four other banks and matures on December 10, 2003. This Credit Facility was amended during 1999 increasing the borrowing amount to $150,000 and in January 2000, to $175,000. The credit facility enables the Company to borrow funds and repay funds during the term of the agreement and contains restrictive covenants which include, among other restrictions: (i) the maintenance of certain financial ratios; (ii)

                        MIAMI COMPUTER SUPPLY CORPORATION

                 (Dollars in thousands, except per share data)

NOTE 5.  BORROWING ARRANGEMENTS - (CONTINUED)

restrictions on ( a ) the purchase or sale of assets, ( b ) any merger, sale or consolidation activity, ( c ) loans, investments and guarantees made by the Company, ( d ) lease and sale and leaseback transactions, and ( e ) capital expenditures; and (iii) certain limitations on the incurrence of other indebtedness. In addition, the credit facility prohibits the payment of dividends and certain repurchases of the Company's common stock. The Credit Facility is collateralized by substantially all of the Company's assets. The interest rate for the credit facility is based upon either the LIBOR rate plus a variable spread (1.75% at December 31, 1999) or the prime rate (8.5% at December 31, 1999). The interest rate at December 31, 1999 was 8.5%.

         In September 1999, the Company entered into a two-year $25,000 interest rate swap transaction with the credit facility group. The interest rate swap hedges against potential interest increases by fixing the Libor interest rate at 6.10% plus a "eurodollar margin" that ranges from 100 to 200 basis points based on certain indebtedness ratios of the Company. The Company would be exposed to interest rate changes if the counter party failed to perform on the interest rate swap arrangement. At December 31, 1999 the interest rate swap had an estimated fair value of $207.

NOTE 6.  PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:

                                                                        December 31,
                                                                        ------------
                                                                   1998             1999
                                                                   ----             ----
               Buildings   . . . . . . . . . . . . . . . . . .    $4,484           4,484
               Furniture and fixtures  . . . . . . . . . . . .     3,824           7,054
               Equipment and information systems . . . . . . .    12,854          23,557
               Leasehold improvements  . . . . . . . . . . . .     1,577           2,294
               Transportation equipment  . . . . . . . . . . .     1,027           1,666
                                                                 -------         -------
                                                                  23,766          39,055
                 Less - accumulated depreciation . . . . . . .    (4,468)         (8,671)
                                                                 -------         -------
                                                                 $19,298         $30,384
                                                                 =======         =======

NOTE 7.  EMPLOYEE BENEFIT PLANS

         The Company's employee benefit plans are defined contribution plans and include employee savings plans and profit sharing plans. Savings plans cover substantially all employees and include Company matches to employee contributions limited to a percent of the employee's compensation. The profit sharing plans cover employees (excluding sales personnel, officers of the Company and employees of the Company's subsidiaries) who meet certain minimum employment requirements. Expenses under these plans were $140, $256 and $361 for the years ended December 31, 1997, 1998 and 1999, respectively.

NOTE 8.  INCOME TAXES

         The components of pre-tax income of the Company consists of the following:

                                                  Year Ended December 31,
                                                  -----------------------
                                          1997               1998                1999
                                          ----               ----                ----
            Domestic . . . . . . . . .   $3,719            $10,790             $17,651
            Foreign. . . . . . . . . .       --                529               1,880
                                         ------            -------             -------
              Total. . . . . . . . . .   $3,719            $11,319             $19,531
                                         ======            =======             =======

                        MIAMI COMPUTER SUPPLY CORPORATION

                 (Dollars in thousands, except per share data.)

NOTE 8.  INCOME TAXES - (CONTINUED)

         The provision (benefit) for taxes on income consists of the following:

                                                                              Year Ended December 31,
                                                                              -----------------------
                                                                  1997                 1998                1999
                                                                  ----                 ----                ----
           Current:
               Federal . . . . . . . . . . . . . .               $1,252               $3,660              $6,466
               State . . . . . . . . . . . . . . .                  277                  831                 803
               Foreign . . . . . . . . . . . . . .                   --                  227                 206
                                                                 ------               ------              ------
                     Total . . . . . . . . . . . .                1,529                4,718               7,475
                                                                 ------               ------              ------
           Deferred:
                 Federal . . . . . . . . . . . . .                  (21)                 247                 262
                 State . . . . . . . . . . . . . .                   (1)                  29                  42
                 Foreign . . . . . . . . . . . . .                   --                   --                 614
                                                                 ------               ------              ------
                     Total . . . . . . . . . . . .                  (22)                 276                 918
                                                                 ------               ------              ------
                       Total tax provision . . . .               $1,507               $4,994              $8,393
                                                                 ======               ======              ======

Deferred tax assets and liabilities comprise the following:

                                                                         December 31,
                                                                         ------------
                                                                   1998               1999
                                                                   ----               ----
          Current deferred tax assets:
                Reserves and accruals not yet deductible. .        $238               $163
                Inventory . . . . . . . . . . . . . . . . .         236                411
                State tax accruals. . . . . . . . . . . . .          49                 47
                                                                 ------              ------
                     Total current deferred tax assets. . .         523                621
                                                                 ------              ------
          Non-current deferred tax assets:
                Marketable securities . . . . . . . . . . .          --                128
                Start up and related costs. . . . . . . . .          --                479
                                                                 ------              ------
                     Total non-current deferred tax assets.          --                607
                                                                 ------              ------
                          Total deferred tax assets . . . .         523              1,228
                                                                 ------              ------
          Deferred tax liabilities:
                Fixed assets and depreciation . . . . . . .        (202)              (266)
                Intangibles . . . . . . . . . . . . . . . .         (44)            (1,315)
                                                                 ------              ------
                     Total deferred tax liabilities . . . .        (246)            (1,581)
                                                                 ------              ------
                     Net deferred taxes . . . . . . . . . .        $277              $(353)
                                                                 ======              ======

         A reconciliation of the federal statutory tax rate to the Company's effective tax rate is as follows:

                                                                           Year Ended December 31,
                                                                           -----------------------
                                                               1997                  1998                 1999
                                                               ----                  ----                 ----
           U.S. federal statutory rate
              applied to income before tax. . . . . . . .    $1,264                $3,848               $6,836
           State income taxes,
              net of federal income tax effect. . . . . .       183                   568                  549
           Non-deductible goodwill amortization . . . . .        25                   402                  886
           Foreign taxes in excess of U.S.
              statutory rate. . . . . . . . . . . . . . .        --                    47                  162
           Other. . . . . . . . . . . . . . . . . . . . .        35                   129                  (40)
                                                             ------                ------               ------
                                                             $1,507                $4,994               $8,393
                                                             ======                ======               ======

                        MIAMI COMPUTER SUPPLY CORPORATION

                 (Dollars in thousands, except per share data.)

NOTE 9.  LEASES

         The Company leases office space, the substantial majority of which are leased from related parties comprising certain shareholders and former owners of acquired entities, under various operating and capital leases. Lease terms range from 1 to 27 years. Operating leases which expire are generally renewed or replaced by similar leases and renewal options. The total rental expense under operating leases amounted to $797, $3,038 and $4,596 for the years ended December 31, 1997, 1998 and 1999, respectively.

         Following is a summary of future minimum rental payments with respect to leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 1999:

                                                                                     Capitalized         Operating
                Year Ending December 31,                                                leases            leases
                                                                                        ------            ------
                           2000...............................................          $    850         $   3,658
                           2001...............................................               766             2,674
                           2002...............................................               528             2,127
                           2003...............................................               528             1,444
                           2004...............................................               528             1,074
                           Later years........................................            11,396             1,601
                                                                                        --------         ---------
                  Total minimum lease payments................................            14,596         $  12,578
                                                                                                         =========

                 Imputed interest.............................................             9,404
                                                                                        --------

                 Present value of minimum
                 capitalized lease payments...................................             5,192
                 Current portion..............................................              (321)
                                                                                        --------
                 Long-term capital lease
                    obligations...............................................          $  4,871
                                                                                        ========

         In January 2000, the Company entered into a lease of a 255,000 square foot warehouse located in Erlanger, Kentucky, which is leased from related parties comprising certain principals of the Company. This lease has an eight-year term and annual rental payments under this lease are $900.

NOTE 10.  STOCKHOLDER'S EQUITY

         In March 1999, a subsidiary of the Company was awarded 300,000 shares of the subsidiary's common stock to three key executives and recorded compensation expense of $90. Unearned compensation relating to this award is included as a component of stockholders' equity. In October 1999, the same subsidiary sold 266,667 shares of the subsidiary's common stock to outside investors for total gross proceeds of $4,000 (net proceeds after offering costs were $3,871).

         Commensurate with the foregoing sale of the subsidiary's common stock to the investors, the Company provided those investors with a put option which requires the Company, at the option of the holder, to repurchase the subsidiary's shares for $6,083. The put option is not exercisable until September 30, 2002 and expires on September 30, 2004. The Company is accreting the difference between the sales price of the stock in this transaction and its redemption amount over the period ending September 30, 2002. This accretion takes the form of a charge against equity, but is deducted from earnings available to common shareholders in the calculation of earnings per share. During the year ended December 31, 1999, the accretion resulted in a charge to equity of $174.

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

The following table summarizes activity in these stock option plans in numbers of shares:

                                                                         Years Ended December 31,
                                                                         ------------------------
                                                                    1997            1998          1999
                                                                    ----            ----          ----
                Outstanding, beginning balance............        166,500         205,650        840,150
                Granted ..................................         77,400         634,500        351,630
                Exercised.................................             --              --        (55,457)
                Forfeited ................................        (38,250)             --        (77,361)
                                                               ----------      ----------     ----------
                Outstanding, ending balance ..............        205,650         840,150      1,058,962
                                                               ==========      ==========     ==========

         At December 31, 1999, outstanding stock options were exercisable at the following price ranges per share: $5.67-$6.83 (96,000 shares), $9.17-$9.33 (211,150 shares) and $15.88-$23.69 (751,812 shares). At December 31, 1999, the weighted average exercise price of options outstanding was $15.22 per share. Of the options outstanding at December 31, 1999, 251,287 options were currently exercisable at a weighted average exercise price of $13.71 per share.

         NON-EMPLOYEE DIRECTORS STOCK OPTION PLAN
         The Non-employee Directors Stock Option Plan (the "Directors Plan") authorized the granting of options to purchase a total of 150,000 shares of common stock.

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

         PROFORMA INFORMATION
         SFAS No. 123, "Accounting for Stock-Based Compensation," requires companies electing to follow existing accounting rules to disclose the pro forma effects as if the fair value based method of accounting called for by SFAS No. 123 had been applied. As permitted by the standard, the Company has elected to continue to follow existing accounting guidance, Accounting Principles Board Opinion No. 25 and related interpretations ("APB No. 25"), for stock based compensation.

         The weighted average fair value per share of stock options granted during in 1997 was $3.72, in 1998 was $7.39 and in 1999 was $9.16. The fair value of the options were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants issued in 1997, 1998 and 1999 respectively: dividend yield of 0%, expected volatility of 50.0%, 53.7% and 41.97%; risk-free interest rate of 7.5%, 5.9% and 6.0%; and
expected lives of five years. Had compensation cost for the Company's stock based compensation plans been determined based on the fair value at the grant dates consistent with the provisions of SFAS No. 123, the Company's net income and per share earnings available to common shareholders for 1997, 1998 and 1999 would have been reduced to the pro forma amounts indicated below:

                        MIAMI COMPUTER SUPPLY CORPORATION

                  (Dollars in thousands, except per share data)

NOTE 11.  STOCK OPTION AND PURCHASE PLANS - (CONTINUED)

                                                                                        1997         1998           1999
                                                                                        ----         ----           ----
                Net income - as reported ................................             $ 2,212     $    6,325     $   11,138
                                                                                      =======     ==========     ==========

                Pro forma net income ....................................             $ 2,091     $    5,717     $   10,056
                                                                                      =======     ==========     ==========

                Earnings per common share - basic, as reported ..........     . .     $  0.39     $     0.66     $     0.95
                                                                                      =======     ==========     ==========

                Earnings per common share - diluted, as reported ........             $  0.39     $     0.65     $     0.93
                                                                                      =======     ==========     ==========

                Pro forma earning per common share - basic ..............             $  0.37     $     0.60     $     0.86
                                                                                      =======     ==========     ==========

                Pro forma earnings per common share - diluted ...........             $  0.37     $     0.59     $     0.84
                                                                                      =======     ==========     ==========

EMPLOYEE STOCK PURCHASE PLAN.
         In 1998, the Company initiated a non-compensatory employee stock purchase plan ("ESPP") available to all employees. The ESPP enables employees to purchase stock at 91% of its fair value on the date of purchase.

         NOTE 12.  BASIC AND DILUTED EARNINGS PER COMMON SHARE

         The only dilutive securities of the Company relate to stock options. The computation of basic and diluted earnings per common share is shown below:

                                                  1997                    1998                       1999
                                                  ----                    ----                       ----
                                          Income       Shares      Income       Shares        Income       Shares
                                       (Numerator) (Denominator) (Numerator) (Denominator)  (Numerator) (Denominator)
                                       ----------- ------------- ----------- -------------  ----------- -------------
Net income as reported .............   $    2,212                $    6,325                 $   11,138
Effect of accretion of
   redeemable stock ................           --                        --                       (174)
                                       ----------                ----------                 ----------
Income available to
   common stockholders .............   $    2,212    5,671,833   $    6,325     9,536,957   $   10,964   11,548,589
                                       ----------                ----------                 ----------

Effect of dilutive securities ......                    50,607                    140,328                   183,766
                                                    ----------                 ----------                ----------

Income available to common
   stockholders plus assumed
      exercise .....................   $    2,212    5,722,440   $    6,325     9,677,285   $   10,964   11,732,355
                                       ----------   ----------   ----------    ----------   ----------   ----------

Basic earnings per common
   share ...........................                $     0.39                 $     0.66               $      0.95
                                                    ==========                 ==========               ===========
Diluted earnings per common
   share ...........................                $     0.39                 $     0.65               $      0.93
                                                    ==========                 ==========               ===========

         All stock options outstanding at December 31, 1997, December 31, 1998 and December 31, 1999 were included in the computation of diluted earnings per common share for the years ended December 31, 1997, 1998 and 1999, respectively.

NOTE 13. COMMITMENTS AND CONTINGENCIES

         In the normal course of business the Company is subject to claims, both asserted and unasserted. Based on information presently available at December 31, 1999, management did not believe that any of these issues would have a material effect on the Company's financial position and results of operations.

                        MIAMI COMPUTER SUPPLY CORPORATION

                  (Dollars in thousands, except per share data)
NOTE 14.  SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

         The following table sets forth selected quarterly financial data for 1998 and 1999.

1998                                                       1ST QUARTER      2ND QUARTER      3RD QUARTER      4TH QUARTER
                                                           ------------     ------------     ------------     ------------
 Net sales.............................................    $     55,164     $     67,110     $     75,489     $    116,000

 Cost of sales ........................................          42,653           53,086           58,612           92,320
                                                           ------------     ------------     ------------     ------------
 Gross profit .........................................          12,511           14,024           16,877           23,680

 Selling, general and administrative
   expenses............................................          10,263           11,002           13,395           18,729
                                                           ------------     ------------     ------------     ------------

 Operating income .....................................           2,248            3,022            3,482            4,951
 Interest expense......................................            (426)            (818)            (348)          (1,019)
 Other income..........................................             124               42               39               22
                                                           ------------     ------------     ------------     ------------

 Income before income taxes............................           1,946            2,246            3,173            3,954
 Provision for income taxes............................             860            1,012            1,388            1,734
                                                           ------------     ------------     ------------     ------------

 Net income ...........................................    $      1,086     $      1,234     $      1,785     $      2,220
                                                           ============     ============     ============     ============

 Earnings per share of common stock
  (basic and diluted) .................................    $       0.14     $       0.15     $       0.17     $       0.20
                                                           ============     ============     ============     ============

Weighted average number of common
    Shares outstanding ................................       7,779,377        8,190,752       10,553,191       11,151,490
                                                           ============     ============     ============     ============
Weighted average number of common
 Shares outstanding-diluted ...........................       7,941,116        8,336,968       10,788,005       11,356,915
                                                           ============     ============     ============     ============


1999                                                       1ST QUARTER      2ND QUARTER      3RD QUARTER      4TH QUARTER
                                                           ------------     ------------     ------------     ------------
 Net sales.............................................    $    153,869     $    158,516     $    181,781     $    192,583

 Cost of sales ........................................         124,842          127,053          145,695          149,028
                                                           ------------     ------------     ------------     ------------

 Gross profit..........................................          29,027           31,463           36,086           43,555
 Selling, general and administrative
  expenses.............................................          22,490           24,541           28,705           35,801
                                                           ------------     ------------     ------------     ------------
 Operating income......................................           6,537            6,922            7,381            7,754
 Interest expense......................................          (2,130)          (2,393)          (2,649)          (2,600)
 Other income..........................................             108              152               91              358
                                                           ------------     ------------     ------------     ------------

 Income before income taxes............................           4,515            4,681            4,823            5,512
 Provision for income taxes............................           2,095            2,157            2,055            2,086
                                                           ------------     ------------     ------------     ------------

 Net income ...........................................    $      2,420     $      2,524     $      2,768     $      3,426
                                                           ============     ============     ============     ============

 Earnings per share of common stock (basic)............    $       0.21     $       0.22     $       0.24     $       0.28
                                                           ============     ============     ============     ============

 Earnings per share of common stock (diluted)..........    $       0.21     $       0.22     $       0.24     $       0.27
                                                           ============     ============     ============     ============

Weighted average number of common
    shares outstanding - basic ........................      11,491,697       11,433,345       11,529,799       11,738,027
                                                           ============     ============     ============     ============
Weighted average number of common
 shares outstanding-diluted ...........................      11,726,844       11,633,652       11,688,185       11,993,013
                                                           ============     ============     ============     ============

- Aggregated quarterly earning per share amounts may not equal earnings per share amounts for the year due to the method of performing calculations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information concerning the directors of the Company is incorporated by reference to "Election of Directors" in Proxy Statement, for the 2000 Annual Meeting of Stockholders of the Company ("2000 Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

         Information required by this item is incorporated by reference to "Compensation of Directors" and "Executive Compensation" in the 2000 Proxy Statement.

ITEM 12. BENEFICIAL OWNERSHIP OF COMMON STOCK BY CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required by this item is incorporated by reference to "Beneficial Ownership of Common Stock by Beneficial Owners and Management" in the 2000 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required by this item is incorporated by reference to "Certain Relationships and Related Transactions" in the 2000 Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

( a )    (1) AND (2)  FINANCIAL STATEMENTS

         Financial Statements
         See index to consolidated financial statements on page 19 of this Form 10-K.

         Financial Statement Schedules
         All financial statement schedules are omitted because they are not applicable or not required, or because the required financial information is included in the consolidated financial statements or notes thereto.

         (3) EXHIBITS

         See Index to Exhibits on page 37 of this Form 10-K.

( b )    REPORTS ON FORM 8-K FILED IN THE FOURTH QUARTER OF 1999

         Not Applicable.

 ( c )   EXHIBITS

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


10.27        Agreement and Plan of Reorganization by and among the Company, MCSC
             Tennessee Acquisition Corporation, Consolidated Media Systems, Inc.
             and the Named Stockholders dated July 16, 1998. (Incorporated by reference from the Company's Current Report on Form 8-K filed on September 23, 1998).
10.28 Asset Purchase Agreement, dated as of November 17, 1998, by and among the Company, 3553906 Canada Inc. (a wholly-owned subsidiary of the Company), Abitibi-Consolidated Inc. and Axidata Inc. (a wholly-owned subsidiary of Abitibi-Consolidated Inc.).
             (Incorporated by reference from the Company's Current Report on Form 8-K filed on December 16, 1998).
10.29 Stock Purchase and Sale Agreement and Plan of Reorganization by and among the Company, MCSC Buckeye Acquisition Corporation, Dreher
             Business Products Corporation, Matrix Data Corporation and the
             Named Stockholders dated November 19, 1998. (Incorporated by reference from the Company's Current Report on Form 8-K filed on December 31, 1998).
10.30 Amendment Number 6 to the Amended and Restated Credit Agreement between Miami Computer Supply Corporation and PNC Bank, National
             Association, as Administrative Agent, and the Named Lending
             Institutions, dated January 10, 2000.
21.0         Subsidiaries of the Registrant.
23.1         Consent of Elias, Matz, Tiernan & Herrick L.L.P.**
23.2         Consent of PricewaterhouseCoopers LLP.
27.0         Financial Data Schedule.
99.0         Forward-Looking Information.

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

                                       Miami Computer Supply Corporation


                                       By /s/ Michael E. Peppel
                                         ----------------------
                                         MICHAEL E. PEPPEL
                                          Chairman, President and Chief
                                          Executive Officer

Date:  March  30, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

                  Signature and Title                                       Date
                  -------------------                                       ----

/s/Robert G. Hecht                                                          March 30, 2000
---------------------------------
ROBERT G. HECHT, Vice Chairman
of the Board and Director


/s/ Harry F. Radcliffe                                                      March 30, 2000
---------------------------------
HARRY F. RADCLIFFE, Treasurer and Director


/s/ Richard Posen                                                           March 30, 2000
---------------------------------
RICHARD POSEN, Director


/s/ Thomas C. Winstel                                                       March 30, 2000
---------------------------------
THOMAS C. WINSTEL, Director, Secretary and
Vice President - Presentation Products


By /s/ Michael E. Peppel                                                    March 30, 2000
---------------------------------
     MICHAEL E. PEPPEL, Chairman, President and Chief Executive Officer
     (Principal Executive Officer)


By  /s/ Ira H. Stanley                                                      March 30, 2000
---------------------------------
      IRA H. STANLEY
      Vice President - Chief Financial Officer
      (Principal Accounting Officer)
