Form 10-Q
period 2000-03-31
MIAMI COMPUTER SUPPLY CORP
filed 2000-05-15
CIK 1023519

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                   (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

     At May 8, 2000, 12,118,699 shares of common stock, no par value per share, of the registrant were outstanding.

                        MIAMI COMPUTER SUPPLY CORPORATION

                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2000

                                      INDEX

PART I - FINANCIAL INFORMATION                                                                        PAGE
Item 1.  Financial Statements:
  Consolidated Balance Sheet. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3
  Consolidated Statement of Operations. . . . . . . . . . . . . . . . . . . . . . . . . . . .           4
  Consolidated Statement of Cash Flows . . .  . . . . . . . . . . . . . . . . . . . . . . . .           5
  Notes to Consolidated Financial Statements. . . . . . .   . . . . . . . . . . . . . . . . .           6

Item 2.  Management's Discussion and Analysis of
 Results of Operations and Financial Condition. . . . . . . . . . . . . . . . . . . . . . . .          6-9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk . . . . . . . . . . . . .           10

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           11
Item 2.  Changes in Securities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           11
Item 3.  Default Upon Senior Securities . . . . . . . . . . . . . . . . . . . . . . . . . . .           11
Item 4.  Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . . . . . .           11
Item 5.  Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           11
Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . .           11
Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           12

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                        MIAMI COMPUTER SUPPLY CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                             (Dollars in thousands)


                                                                        MARCH 31,          DECEMBER 31,
                             ASSETS                                       2000                 1999
                                                                          ----                 ----
 Current assets:
     Cash and cash equivalents ..................................   $         5,922    $         5,135
      Accounts receivable .......................................           124,240            104,219
     Inventories ................................................            76,613             76,923
      Prepaid expenses ..........................................             1,485                998
     Deferred income taxes ......................................               621                621
                                                                    ---------------    ---------------
          Total current assets ..................................           208,881            187,896
 Property and equipment - net of accumulated
    depreciation ................................................            32,680             30,384
 Intangible assets - net of accumulated
      amortization of $5,572 and $4,686 at
      March 31, 2000 and December 31, 1999, respectively ........           132,792            132,379
  Other assets ..................................................             1,762              3,619
                                                                    ---------------    ---------------
         Total assets ...........................................   $       376,115    $       354,278
                                                                    ===============    ===============

               LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
  Accounts payable - trade ......................................   $        74,938    $        59,781
  Accrued expenses, payroll and income taxes ....................             7,732              9,104
  Notes payable in connection with business
  combinations ..................................................              --                8,206
 Current portion of long-term debt ..............................               596                596
                                                                    ---------------    ---------------
          Total current liabilities .............................            83,266             77,687
 Long-term debt .................................................           163,079            149,461
 Deferred income taxes ..........................................               974                974
                                                                    ---------------    ---------------
          Total liabilities .....................................           247,319            228,122
                                                                    ---------------    ---------------

  Commitments and contingencies .................................              --                 --
 Redeemable minority interest in subsidiary .....................             3,981              3,977
                                                                    ---------------    ---------------

Stockholders' equity:
   Preferred stock, no par value; 5,000,000 shares
        authorized, none outstanding ............................              --                 --
   Common stock, no par value;  30,000,000 shares
       authorized, 12,116,624 and 12,084,604 shares
         outstanding  at March 31, 2000 and
           December 31, 1999, respectively ......................              --                 --
  Additional paid-in capital ....................................           100,265            100,041
  Retained earnings .............................................            26,919             23,413
  Cumulative other comprehensive income .........................               396                802
  Treasury stock, at cost (2000-86,386;
    1999-84,944, shares, respectively) ...........................           (2,765)            (2,077)
                                                                    ---------------    ---------------
          Total stockholders' equity ............................           124,815            122,179
                                                                    ---------------    ---------------
          Total liabilities and stockholders' equity ............   $       376,115    $       354,278
                                                                    ===============    ===============


        The accompanying notes are an integral part of these consolidated financial statements.

                        MIAMI COMPUTER SUPPLY CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                  (Dollars in thousands, except per share data)

                                                                 QUARTER ENDED
                                                                   MARCH 31,
                                                                   ---------
                                                             2000                 1999
                                                             ----                 ----
Net sales ..........................................   $       205,938    $       153,869

Cost of sales ......................................           157,988            124,842
                                                       ---------------    ---------------
Gross profit .......................................            47,950             29,027

Selling, general and administrative
  expenses .........................................            38,392             22,490
                                                       ---------------    ---------------
Operating income ...................................             9,558              6,537
Interest expense ...................................            (3,419)            (2,130)
Other income .......................................               138                108
                                                       ---------------    ---------------
Income before income taxes .........................             6,277              4,515
Provision for income taxes .........................             2,771              2,095
                                                       ---------------    ---------------
Net income .........................................   $         3,506    $         2,420
                                                       ===============    ===============
Earnings per share of common stock-
  basic ............................................   $          0.28    $          0.21
                                                       ===============    ===============
Earnings per share of common stock-
  diluted ..........................................   $          0.28    $          0.21
                                                       ===============    ===============
Weighted average number of common
  shares outstanding - basic .......................        11,996,069         11,491,697
                                                       ===============    ===============
Weighted average number of common
  shares outstanding - diluted .....................        12,319,516         11,726,844
                                                       ===============    ===============


        The accompanying notes are an integral part of these consolidated financial statements.

                        MIAMI COMPUTER SUPPLY CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                                                          QUARTER ENDED
                                                                                             MARCH 31,
                                                                                             ---------
                                                                                       2000               1999
                                                                                       ----               ----
Cash flows from operating activities:
    Net income ...............................................................   $         3,506    $         2,240
    Adjustments to reconcile net income to cash flows from operating activities:
    Depreciation and amortization ............................................             1,893              1,448
    Other non-cash items .....................................................              (244)               --
    Changes in assets and liabilities, net of effects of acquisitions of businesses:
     Accounts receivable .....................................................           (20,021)            (3,431)
     Inventories .............................................................               310            (11,980)
     Prepaid expenses and other assets .......................................               428              1,174
     Accounts payable - trade ................................................            15,157             14,219
     Accrued expenses, payroll and income taxes...............................            (1,372)             1,655
                                                                                 ---------------    ---------------
Cash (used in) provided by operating activities ..............................              (343)             5,505
                                                                                 ---------------    ---------------
Cash flows from investing activities:
    Capital expenditures .....................................................            (1,942)            (2,416)
    Investment in other assets ...............................................              --                  105
    Business combinations ....................................................              (744)            (5,451)
                                                                                 ---------------    ---------------
Cash used in investing activities ............................................            (2,686)            (7,762)
                                                                                 ---------------    ---------------
Cash flows from financing activities:
  Net borrowings under line-of-credit ........................................            14,330              5,428
  Net (decrease) increase in long-term debt ..................................              (712)               338
  Payment of debt acquired in business combinations ..........................            (8,206)            (1,742)
  Proceeds from the exercise of stock options ................................               346               --
  Treasury stock purchases ...................................................            (1,567)              (763)
                                                                                 ---------------    ---------------
Cash provided by financing activities ........................................             4,191              3,261
                                                                                 ---------------    ---------------
Effects of exchange rates ....................................................              (375)              (222)
                                                                                 ---------------    ---------------
  Net increase in cash .......................................................               787                782
  Cash and cash equivalents - beginning of period ............................             5,135              4,115
                                                                                 ---------------    ---------------
  Cash and cash equivalents - end of period ..................................   $         5,922    $         4,897
                                                                                 ===============    ===============
Supplemental cash flow information:
  Common stock issued in business combinations ...............................   $           334    $         3,425
                                                                                 ===============    ===============


        The accompanying notes are an integral part of these consolidated financial statements.

                        MIAMI COMPUTER SUPPLY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                  (Dollars in thousands, except per share data)

NOTE 1 - GENERAL

     The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of SEC Regulation S-X. Consequently, they do not include all the disclosures required under generally accepted accounting principles for complete financial statements. However, in the opinion of the management of Miami Computer Supply Corporation (the "Company"), the consolidated financial statements presented herein contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company and its consolidated subsidiaries. For further information regarding the Company's accounting policies and the basis of presentation of the financial statements, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

NOTE 2 - ACQUISITIONS

     As disclosed in the Annual Report on Form 10-K, the Company has been involved in an active acquisition program. Results of operations for the three months ended March 31, 2000 include the impact of entities acquired during 1999 which are not included in the results of operations for the three months ended March 31, 1999. The following pro forma information illustrates the effect of these 1999 acquisitions assuming they had occurred on January 1, 1999.

                                                                Quarter ended
                                                                March 31, 1999
                                                                --------------
          Net sales ............................................   $183,081
                                                                   ========

          Net income ...........................................   $  2,377
                                                                   ========

          Basic and diluted earnings per share .................   $   0.19
                                                                   ========

     The pro forma statement of operations data reflect the effects of the purchase price allocation and the resultant amortization and additional interest expense associated with the cash used to fund the acquisitions, along with other adjustments directly attributable to the transactions. The pro forma data reflects adjustments directly related to the acquisitions and does not include adjustments that may arise as a consequence of the acquisitions, such as cost savings, improved efficiencies, etc. Therefore, the pro forma data is not necessarily indicative of operating results that would have occurred for the three month period ended March 31, 1999, or in future periods, had the acquisitions actually occurred on January 1, 1999.

     There were no acquisitions in the first quarter 2000 and activity during that period shown in these financial statements relates to final settlement and third party professional fees related to prior acquisitions.

NOTE 3 - COMPREHENSIVE INCOME

     Comprehensive income was $3,100 and $2,561 for the three months ended March 31, 2000 and 1999, respectively.

NOTE 4 - BASIC AND DILUTED EARNINGS PER COMMON SHARE

     The only dilutive securities of the Company relate to stock options. The computation of basic and diluted earnings per common share is shown below:

                                                         Quarter Ended
                                                         March 31, 2000
                                                         --------------
                                                    Income            Shares
                                                  (Numerator)      (Denominator)
                                                  -----------      -------------
          Net income as reported ...........   $         3,506
          Effect of accretion of
             redeemable stock ..............              (104)
                                               ---------------
          Income available to
             common stockholders ...........   $         3,402         11,996,069
                                               ===============

          Effect of dilutive securities ....                              323,447
                                                                  ---------------

          Income available to common
             stockholders plus assumed
                exercise ...................   $         3,402         12,319,516
                                               ===============    ===============

          Basic earnings per common
             share .........................                      $          0.28
                                                                  ===============
          Diluted earnings per common
             share .........................                      $          0.28
                                                                  ===============

     All stock options outstanding at March 31, 2000 and March 31, 1999 were included in the computation of diluted earnings per common share for the three months ended March 31, 2000 and 1999, respectively.

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

     The Company intends to continue its aggressive acquisition strategy of entering new markets domestically and internationally on an opportunistic basis, to acquire computer technology products, supplies and services and visual communications products, technologies and services companies and to hire certain experienced sales representatives in and outside of the Company's current market areas (some of whom may be constrained from working in their present locations for a period of time). The Company actively continues to evaluate other potential acquisitions and to identify and have preliminary discussions and negotiations with potential acquisition candidates. There can be no assurance that any acquisition can or will be consummated on terms favorable to the Company or that the Company will not need additional debt or equity financing to continue its acquisition strategy.

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

     NET SALES. Net sales for the three months ended March 31, 2000 increased by $52.0 million, or 33.8%, to $205.9 million from $153.9 million for the three months ended March 31, 1999. Of the net sales increase, 78.4% was attributable to the impact of acquisitions made during 1999. The remaining 21.6% of the increase was primarily a result of increased sales penetration, increased product offerings to existing customers and expanding the sales force.

     GROSS PROFIT. Gross profit for the three months ended March 31, 2000 increased by $19.0 million, or 65.2% to $48.0 million from $29.0 million for the three months ended March 31, 1999. Gross profit as a percentage of net sales for the three months ended March 31, 2000 was 23.3% compared to 18.9% for the three months ended March 31, 1999. The increase in the gross profit percentage was due primarily to the increase in visual communications product sales, which have a higher gross profit percentage, as compared to computer supply sales.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three months ended March 31, 2000 increased by $15.9 million, to $38.4 million from $22.5 million for the three months ended March 31, 1999. Of that increase, 80.6% was due to the impact of the 1999 acquisitions. Selling, general and administrative expenses were 18.6% and 14.6% of sales for the three months ended March 31, 2000 and 1999, respectively. The 4.0% increase was due primarily to increased visual communications product sales, which have a higher percentage expense than computer supply sales.

     OPERATING INCOME. Operating income for the three months ended March 31, 2000 increased by $3.0 million to $9.6 million from $6.6 million for the three months ended March 31, 1999. This increase was primarily due to increased sales volume and acquisitions of visual communications products companies that the Company completed in 1999.

     INTEREST EXPENSE. Interest expense for the three months ended March 31, 2000 increased by $1.3 million to $3.4 million from $2.1 million for the three months ended March 31, 1999 due primarily to the increased level of indebtedness during 2000, resulting from the Company's acquisition program.

     PROVISION FOR INCOME TAXES. The provision for income taxes for the three months ended March 31, 2000 increased $0.7 million to $2.8 million from $2.1 million for the three months ended March 31, 1999. The Company's effective tax rate was 44.1% for the three months ended March 31, 2000 and 46.4% for the three months ended March 31, 1999. The decrease was primarily due to reduced state and local taxes.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash flows used in operating activities totaled $0.3 million for the first three months of 2000 compared to $5.5 million provided from operating activities during the first three months of 1999. The change in net cash flows from operating activities in the first three months of 2000, was due primarily to increases in net income, depreciation and amortization and trade accounts payable, offset by higher levels of accounts receivable.

     Net cash used in investing activities was $2.7 million for the three months ended March 31, 2000 versus $7.8 million for the three months ended March 31, 1999. The net cash used in investing activities primarily reflects the acquisitions completed during the quarter and capital expenditures for the quarter. Net cash provided by financing activities totaled $4.2 million for the three months ended March 31, 2000 compared with $3.3 million for the three months ended March 31, 1999. The primary source of cash provided by financing activities was borrowings under the Company's line of credit.

     Capital expenditures for the three months ended March 31, 2000 of $1.9 million were used primarily for the Company's management information systems and distribution facilities.

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

IMPACT OF YEAR 2000

     As a result of the Company's assessment, preparation, systematic conversion to the J. D. Edwards ERP and the remediation of its internal information technology ("IT") and non-IT systems in preparation of the Year 2000, the Company has not experienced any interruptions in operations or its financial or non-financial activities resulting from the Year 2000 issue. All system remediation was completed in 1999 using both internal resources and external consultants. The cost of Year 2000 compliance and the related J. D. Edwards software conversion to date has totaled $9.3 million. As the Year 2000 continues, the Company will continue to monitor its systems for potential Year 2000 issues.

     To date the Company has not been adversely affected by any impact the Year 2000 issue may have had on third parties with whom the Company has dealings. Additionally, the Company has not had to implement its contingency plans established to address the failure of its or the third parties' systems. However, in the event that this becomes necessary, it is management's current belief that these contingency plans would satisfactorily address the risk associated with any absence of readiness experienced by these programs and/or systems. There can be no assurance that implementation of such plans will mitigate in whole or in part such risk.

CREDIT FACILITY

     Since January 1998, the Company has maintained its credit facility with PNC Bank, N.A. (the "Bank"), Key Corporate Capital, Inc. and National City Bank, under a secured general revolving line of credit of $50.0 million. In December 1998, the Company increased the line of credit to $125.0 million by amendment to the credit facility adding Firstar Bank and Bank One as facility participants. During August 1999, the Company increased the line of credit to $150.0 million by amendment to the credit facility adding Huntington Bank as a facility participant. In January 2000, the Company increased the line of credit facility to $175.0 million by an amendment to the credit facility adding Provident Bank as a facility participant. Loans under the Credit Facility may be incurred by the Company from time to time to finance "permitted acquisitions" and may be made at the Bank's prime rate (as defined) or at the defined published eurodollar rate plus a "eurodollar margin" that ranges from 100 to 200 basis points based on certain indebtedness ratios of the Company. Borrowings over $160 million have margins that are higher by 50 basis points. Borrowings under the Credit Facility are secured by substantially all of the assets and property of the Company and its subsidiaries, including accounts receivable, equipment and inventory. The loan commitment terminates on the maturity date (December 10, 2003), unless terminated earlier. The Company may voluntarily prepay any advance without penalty or premium at any time or from time to time.

     The Credit Facility contains restrictive covenants which may have an adverse effect on the Company's operations in the future. The Company has covenanted that, among other things, it will not: (i) change the nature of its business; (ii) liquidate or dissolve its affairs, merge, consolidate or acquire the property or assets of any person, other than permitted acquisitions that comply with the financial covenants of the Credit Facility, certain intercompany mergers, permitted investments, permitted dispositions, certain capital expenditures and leases; (iii) permit the incurrence of any lien on the Company's property and assets; (iv) incur other indebtedness, except for up to $7.0 million of indebtedness incurred by foreign subsidiaries and for certain capital leases up to $10.0 million, certain guaranties and existing indebtedness; (v) pay cash dividends or repurchase more than a certain amount of its capital stock; (vi) violate certain financial covenants; or (vii) engage in certain other transactions.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     No significant market risk changes occurred in the three-month period ended March 31, 2000. Refer to the Company's Annual Report on Form 10-K for further information.

                            PART II-OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
     The company is involved in routine legal proceedings occurring in the ordinary course of business, which, in the aggregate, are believed by management to be immaterial.

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

ITEM 5.  OTHER INFORMATION
     Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits

     27 Financial Data Schedule

     99 Safe Harbor Under the Private Securities Litigation Reform Act of 1995

(b) Reports on Form 8-K

     Form 8-K filed on February 18, 2000 concerning the change of the Company's trading symbol on the Nasdaq National Market from "MCSC" to "MCSI".

     Form 8-K filed on February 14, 2000 concerning the resignation of Anthony
W. Liberati as Chairman of the Board of Directors and the election of Michael E. Peppel as Chairman of the Board.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        MIAMI COMPUTER SUPPLY CORPORATION
                                  (Registrant)


Date:  May 15, 2000
                    By: /s/ Ira H. Stanley
                     Ira H. Stanley
                     Vice President - Chief Financial Officer