Form 10-Q
period 2000-06-30
MCSI INC
filed 2000-08-14
CIK 1023519

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                   (Mark One)
    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

   For the transition period from __________________ to _____________________

                        Commission file number 000-21561

                                   MCSI, INC.
                  (FORMERLY MIAMI COMPUTER SUPPLY CORPORATION)
    (Exact name of registrant as specified in its articles of incorporation)

              MARYLAND                           31-1001529
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

                               Yes   X      No_____

         At August 3, 2000, 12,437,528 shares of common stock, no par value per share, of the registrant were outstanding.

                                   MCSI, INC.

                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2000

                                      INDEX

PART I - FINANCIAL INFORMATION                                                          PAGE

 Item 1.  Financial Statements:
   Consolidated Balance Sheet .........................................................   3
   Consolidated Statement of Operations ...............................................   4
   Consolidated Statement of Cash Flows ...............................................   5
   Notes to Consolidated Financial Statements..........................................  6-7

 Item 2.   Management's Discussion and Analysis of
 Financial Condition and Results of Operations ........................................  8-10

 Item 3.   Quantitative and Qualitative Disclosures About Market Risk .................  11

PART II - OTHER INFORMATION
 Item 1.  Legal Proceedings ...........................................................  12
 Item 2.  Changes in Securities and Use of Proceeds ...................................  12
 Item 3.  Default Upon Senior Securities ..............................................  12
 Item 4.  Submission of Matters to a Vote of Security Holders .........................  12
 Item 5.  Other Information ...........................................................  12
 Item 6.  Exhibits and Reports on Form 8-K ............................................ 13-14
 Signatures ...........................................................................  15

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.
                                    MCSI, INC
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                                                            JUNE 30,          DECEMBER 31,
                             ASSETS                                                           2000                1999
                                                                                             ------              ------
Current assets:
    Cash and cash equivalents .........................................................   $      3,426        $      5,135
    Accounts receivable ...............................................................        141,158             104,219
    Inventories .......................................................................         77,939              76,923
    Prepaid expenses ..................................................................          2,105                 998
    Deferred income taxes .............................................................            621                 621
                                                                                          ------------        ------------
       Total current assets ...........................................................        225,249             187,896
Property and equipment - net of accumulated
    depreciation ......................................................................         34,338              30,384
Intangible assets - net of accumulated
    amortization of $6,414 and $4,686 at
    June 30, 2000 and December 31, 1999, respectively .................................        146,092             132,379
Other assets ..........................................................................          2,507               3,619
                                                                                          ------------        ------------
       Total assets ...................................................................   $    408,186        $    354,278
                                                                                          ============        ============

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable - trade ..........................................................   $     89,927        $     59,781
    Accrued expenses, payroll and income taxes ........................................          9,095               9,104
    Notes payable in connection with business
      combinations ....................................................................            507               8,206
    Current portion of long-term debt .................................................            578                 596
                                                                                          ------------        ------------
          Total current liabilities ...................................................        100,107              77,687
    Long-term debt ....................................................................        167,134             149,461
    Deferred income taxes .............................................................            974                 974
                                                                                          ------------        ------------
          Total liabilities ...........................................................        268,215             228,122
                                                                                          ------------        ------------

    Commitments and contingencies......................................................            --                   --

    Redeemable minority interest in subsidiary ........................................          4,295               3,977
                                                                                          ------------        ------------

Stockholders' equity:
    Preferred stock, no par value; 5,000,000 shares
      authorized, none outstanding ....................................................            --                   --
    Common stock, no par value;  30,000,000 shares
      authorized, 12,429,198 and 12,084,604 shares
      outstanding at June 30, 2000 and
      December 31, 1999, respectively .................................................            --                   --
    Additional paid-in capital ........................................................        105,008             100,041
    Retained earnings .................................................................         30,633              23,413
    Cumulative other comprehensive income .............................................             50                 802
    Treasury stock, at cost (2000-1,800;
      1999-84,944, shares respectively) ...............................................            (15)             (2,077)
                                                                                          ------------        -------------
          Total stockholders' equity ..................................................        135,676             122,179
                                                                                          ------------        -------------
          Total liabilities and stockholders' equity ..................................   $    408,186        $    354,278
                                                                                          ============        =============

The accompanying notes are an integral part of these consolidated financial statements.

                                                   MCSI, INC.
                                      CONSOLIDATED STATEMENT OF OPERATONS
                                                  (UNAUDITED)
                                 (Dollars in thousands, except per share data)

                                                  QUARTER ENDED               SIX MONTHS ENDED
                                                     JUNE 30,                      JUNE 30,
                                          ---------------------------   ---------------------------
                                               2000           1999           2000           1999
                                               ----           ----           ----           ----
Net sales .............................   $    238,581    $   158,516   $    444,519   $    312,385
Cost of sales .........................        185,925        127,053        343,913        251,895
                                          ------------    -----------   ------------   ------------
Gross profit ..........................         52,656         31,463        100,606         60,490

Selling, general and administrative
    expenses ..........................         42,201         24,541         80,593         47,031
                                          ------------    -----------   ------------   ------------
Operating income ......................         10,455          6,922         20,013         13,459
Interest expense ......................         (3,761)        (2,393)        (7,180)        (4,524)
Other income (expense) ................           (255)           152           (117)           260
                                          ------------    -----------   ------------   ------------
Income before income taxes ............          6,439          4,681         12,716          9,195
Provision for income taxes ............          2,725          2,157          5,496          4,251
                                          ------------    -----------   ------------   ------------
Net income ............................   $      3,714    $     2,524   $      7,220   $      4,944
                                          ============    ===========   ============   ============
Earnings per share of common stock-
    basic .............................   $       0.29    $      0.22   $       0.57   $       0.43
                                          ============    ===========   ============   ============
Earnings per share of common stock-
    diluted ...........................   $       0.29    $      0.22   $       0.56   $       0.42
                                          ============    ===========   ============   ============
Weighted average number of common
    shares outstanding-basic ..........     12,452,152     11,433,345     12,224,110     11,396,425
                                          ------------    -----------   ------------   ------------
Weighted average number of common
    shares outstanding-diluted .........    12,664,553     11,633,652     12,492,034     11,646,914
                                          ------------    -----------   ------------   ------------

The accompanying notes are an integral part of these consolidated financial statements.

                                                   MCSI, INC.
                                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                                   (UNAUDITED)
                                             (Dollars in thousands)

                                                                                               SIX MONTHS ENDED
                                                                                                    JUNE 30,
                                                                                                    --------
                                                                                            2000                 1999
                                                                                            ----                 ----
Cash flows from operating activities:
  Net income ...................................................................         $      7,220        $      4,944
  Adjustments to reconcile net income to cash flows from operating activities:
  Depreciation and amortization ................................................                4,711               3,005
  Other non-cash items .........................................................                  (20)               --
  Changes in assets and liabilities, net of effects of acquisitions of businesses:
    Accounts receivable ........................................................              (31,393)              2,655
    Inventories ................................................................                1,651             (15,001)
    Other assets ...............................................................               (1,049)              1,434
    Accounts payable - trade ...................................................               26,136              (4,536)
    Accrued expenses, payroll and income taxes .................................                 (946)                574
                                                                                          -----------         -----------
Cash provided by (used in) operating activities ................................                6,310              (6,925)
                                                                                          -----------         -----------
Cash flows from investing activities:
  Capital expenditures .........................................................               (4,797)             (4,506)
  Investments in cash surrender officers' life insurance .......................                  885                 132
  Business combinations ........................................................              (10,943)             (5,786)
  Cash included in acquisitions ................................................                1,203                  25
                                                                                          -----------         ------------
Cash used in investing activities ..............................................              (13,652)            (10,135)
                                                                                          -----------         ------------
Cash flows from financing activities:
  Net proceeds from sale of common stock .......................................                 --                     7
  Net (decrease) increase in long-term debt ....................................               16,681              19,850
  Net payment of debt acquired in business combinations ........................               (7,699)             (2,176)
  Proceeds from the exercise of stock options ..................................                  620                --
  Treasury stock purchases .....................................................               (3,267)             (4,001)
                                                                                         ------------         ------------
Cash provided by financing activities ..........................................                6,335              13,680
                                                                                         ------------         ------------
Effects of exchange rates ......................................................                 (702)               (496)
                                                                                         ------------         ------------
Net increase/(decrease) in cash ................................................               (1,709)             (3,876)
  Cash and cash equivalents - beginning of period ..............................                5,135               4,115
                                                                                         ------------         ------------
  Cash and cash equivalents - end of period ....................................         $      3,426         $       239
                                                                                         ============         ============

The accompanying notes are an integral part of these consolidated financial statements.

                                   MCSI, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                  (Dollars in thousands, except per share data)
NOTE 1 - GENERAL

         The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of SEC Regulation S-X. Consequently, they do not include all the disclosures required under generally accepted accounting principles for complete financial statements. However, in the opinion of the management of MCSi, Inc. (the "Company"), the consolidated financial statements presented herein contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company and its consolidated subsidiaries. For further information regarding the Company's accounting policies and the basis of presentation of the financial statements, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

NOTE 2 - ACQUISITIONS

         As disclosed in the Annual Report on Form 10-K, the Company has been involved in an active acquisition program. Results of operations for the six months ended June 30, 2000 include the impact of entities acquired during 1999, which are not included in the results of operations for the six months ended June 30, 1999. Acquisitions for the six months ended June 30, 2000 were not material. The following pro forma information illustrates the effect of these 1999 acquisitions assuming they had occurred on January 1, 1999.

                                                      Six months ended
                                                       June 30, 1999
                                                      ---------------
Net sales .............................................  $379,808

Net income ............................................  $  4,655

Basic earnings per share ..............................  $   0.38

Diluted earnings per share ............................  $   0.38

         The pro forma statement of operations data reflect the effects of the purchase price allocation and the resultant amortization and additional interest expense associated with the cash used to fund the acquisitions, along with other adjustments directly attributable to the transactions. The pro forma data reflects adjustments directly related to the acquisitions and does not include adjustments that may arise as a consequence of the acquisitions, such as cost savings, improved efficiencies, etc. Therefore, the pro forma data is not necessarily indicative of operating results that would have occurred for the six month period ended June 30, 1999, or in future periods, had the acquisitions actually occurred on January 1, 1999.

NOTE 3 - COMPREHENSIVE INCOME

         Comprehensive income was $6,468 and $5,119 for the six months ended June 30, 2000 and 1999, respectively.

NOTE 4 - BASIC AND DILUTED EARNINGS PER COMMON SHARE

         The only dilutive securities of the Company relate to stock options. The computation of basic and diluted earnings per common share is shown below:

                                           Quarter Ended                Six Months Ended
                                           June 30, 2000                  June 30, 1999
                                           -------------                 ---------------
                                      Income          Shares          Income          Shares
                                    (Numerator)    (Denominator)  (Denominator)    (Numerator)
                                    -----------    -------------  -------------    -----------
Net income as reported ...........  $      3,714                  $     7,220
Effect of accretion of
   redeemable stock of
      subsidiary .................           (99)                        (198)
                                    ------------                  ------------
Income available to
   common stockholders ...........  $      3,615     12,452,152   $      7,022    12,224,110
                                    ============                  ============
Effect of dilutive securities ....                      212,401                      267,924
                                                     ----------                   -----------
Income available to common
   stockholders plus assumed
      exercise ...................  $      3,615     12,664,553                   12,492,034
                                    ===========     ===========                   ===========
Basic earnings per common
   share .........................                  $      0.29                   $     0.57
                                                    ===========                   ===========
Diluted earnings per common
   share .........................                  $      0.29                   $     0.56
                                                    ===========                   ===========

         All stock options outstanding at June 30, 2000 and June 30, 1999 were included in the computation of diluted earnings per common share for the six months ended June 30, 2000 and 1999, respectively.

NOTE 5 - SUBSEQUENT EVENT

         On July 7, 2000, the Company sold certain of the assets and liabilities of its specialty wholesale business, Azerty Canada. This transaction will be recorded in the quarter ending September 30, 2000; the resulting gain or loss is not expected to be material. Sales of this division were approximately $115,000 in the year ended December 31, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the information contained in the unaudited consolidated financial statements and Notes to unaudited consolidated financial statements. The following information contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act") and is subject to the safe harbor created by that Act. The words "estimate," "project," "anticipate," "expect," "intend," "believe," "plans" and similar expressions are intended to identify forward-looking statements. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, changes in general economic and business conditions, the availability of capital on acceptable terms, actions of competitors and key suppliers, risks inherent in acquiring, integrating and operating new businesses, exchange rate fluctuations, the regulatory and trade environment (both domestic and foreign), and changes in business strategies and other factors as discussed in Exhibit 99 hereto.

OVERVIEW

         MCSi is emerging as a leading systems integrator of state-of-the-art presentation and broadcast facilities. The ability to provide innovative, technically sophisticated solutions to meet the increasing demand for improved communication comes from a solid background in audio-visual systems, broadcast media, and computer technology. The Company's ability to converge these three industries, combined with design-build and engineering expertise, computer networking and configuration services, an extensive product line, and quality technical support services, has given the Company an advantage in the systems integration marketplace and contributed to the dramatic growth of the company.

         To aid in establishing its position as a sophisticated systems integration company, MCSi recently introduced system documentation standards, including signal flow, CAD and VidCAD documentation standards and open-architecture standardized applications for creating flexible wire-run databases. These standards, coupled with the Company's existing physical installation standards - cabling and interconnect, wire number identification placement templates, and marker nomenclature - are working to create a high level of client satisfaction.

         The Company distributes most of its computer technology products, the sales of which represent a large percentage of revenue from its 250,000 square foot, automated warehouse located in Erlanger, Kentucky, which is leased from a partnership consisting of the directors and executive officers of the Company. The warehouse maintains inventory and handles products from more than 500 manufacturers. Centralizing inventory in a facility located near a hub of United Parcel Service allows the Company to accept and process orders for products until 9:00p.m. EST and provide next day delivery virtually anywhere in the continental United States. The Company is not aware of any competitor having such capacity.

         The Company intends to continue the tactical implementation of its business plan and continue to leverage and grow as a leading provider of convergent products and services in multiple market spaces. The focused emphasis of the sales, engineering and support personnel is the delivery of comprehensive multi-vendor solutions to more than 50,000 active clients. The Company intends to continue its vigorous expansion over the next few quarters through internal growth and strategic mergers. The Company also intends to enter new markets by hiring certain experienced sales representatives in and outside of the Company's current market areas (some of whom may be constrained from working in their present locations for a period of time). There can be no assurance that any acquisition can or will be consummated on terms favorable to the Company or that the Company will not need additional debt or equity financing to continue its acquisition strategy.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

         NET SALES. Net sales for the three months ended June 30, 2000 increased by $80.1 million, or 50.5%, to $238.6 million from $158.5 million for the three months ended June 30, 1999. Of the net sales increase, $46.0 million was attributable to the impact of acquisitions made during 2000 and the second half of 1999. The remainder of the increase was primarily a result of increased sales penetration, increased product offerings to existing customers and an expanded sales force.

         GROSS PROFIT. Gross profit for the three months ended June 30, 2000 increased by $21.2 million, or 67.4% to $52.7 million from $31.5 million for the three months ended June 30, 1999. Gross profit as a percentage of net sales for the three months ended June 30, 2000 was 22.1% compared to 19.8% for the three months ended June 30, 1999. The increase in the gross profit percentage was due primarily to the increase in audio-visual system projects sales, which have a higher gross profit percentage, as compared to computer supply sales.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three months ended June 30, 2000 increased by $17.7 million, to $42.2 million from $24.5 million for the three months ended June 30, 1999. Of that increase, 67.5% was due to the impact of acquisitions during the second half of 1999. Selling, general and administrative expenses were 17.7% and 15.5% of sales for the three months ended June 30, 2000 and 1999, respectively. The 2.2% increase was due primarily to increased visual communications product sales, which incur a higher percentage of selling, general and administrative expenses than computer supply sales.

         OPERATING INCOME. Operating income for the three months ended June 30, 2000 increased by $3.5 million to $10.5 million from $6.9 million for the three months ended June 30, 1999. This increase was primarily due to increased sales volume and acquisitions as discussed above.

         INTEREST EXPENSE. Interest expense for the three months ended June 30, 2000 increased by $1.4 million to $3.8 million from $2.4 million for the three months ended June 30, 1999 due primarily to the increased level of indebtedness during 2000, resulting from the Company's acquisition program.

         PROVISION FOR INCOME TAXES. The provision for income taxes for the three months ended June 30, 2000 increased $0.5 million to $2.7 million from $2.2 million for the three months ended June 30, 1999. The Company's effective tax rate was 42.3% for the three months ended June 30, 2000 and 46.1% for the three months ended June 30, 1999. The decrease was primarily due to reduced state and local taxes.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

         NET SALES. Net sales for the six months ended June 30, 2000 increased by $132.1 million, or 42.3%, to $444.5 million from $312.4 million for the six months ended June 30, 1999. Of the net sales increase, $78.0 million was attributable to the impact of acquisitions made during 2000 and the second half of 1999. The remainder of the increase was primarily a result of increased sales penetration, increased product offerings to existing customers and an expanded sales force.

         GROSS PROFIT. Gross profit for the six months ended June 30, 2000 increased by $40.1 million, or 66.3% to $100.6 million from $60.5 million for the six months ended June 30, 1999. Gross profit as a percentage of net sales for the six months ended June 30, 2000 was 22.6% compared to 19.4% for the six months ended June 30, 1999. The increase in the gross profit percentage was due primarily to the increase in audio-visual system projects sales, which have a higher gross profit percentage, as compared to computer supply sales.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the six months ended June 30, 2000 increased by $33.6 million, to $80.6 million from $47.0 million for the six months ended June 30, 1999. As a percentage of net sales, selling, general and administrative expenses were 18.1% for the six months ended June 30, 2000 compared to 15.0% for the six months ended June 30, 1999. The 3.1% increase was due primarily to increased visual communication product sales, which have a higher percentage of selling, general and administrative expenses than computer supply sales.

         OPERATING INCOME. Operating income for the six months ended June 30, 2000 increased by $6.5 million to $20.0 million from $13.5 million for the six months ended June 30, 1999, for the reasons stated above. Operating margins were 4.5% for the six months ended June 30, 2000 compared to 4.3% for the six months ended June 30, 1999.

         INTEREST EXPENSE. Interest expense for the six months ended June 30, 2000 increased to $7.2 million from $4.5 million for the six months ended June 30, 1999 due primarily to the increased level of indebtedness incurred during 2000, which was used for business combinations and working capital.

         PROVISION FOR INCOME TAXES. The provision for income taxes for the six months ended June 30, 2000 increased $1.2 million to $5.5 million from $4.3 million for the six months ended June 30, 1999 due to an increase in pre-tax income. The Company's effective tax rate was 43.3% for the six months ended June 30, 2000 as compared to 46.2% for the corresponding period of the prior year. The decrease was primarily due to reduced state and local taxes.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash flows provided by operating activities totaled $6.3 million for the first six months of 2000 compared to $6.9 million used in operating activities during the first six months of 1999. The change in net cash flows from operating activities in the first six months of 2000 was due primarily to increases in net income, depreciation and amortization and trade accounts payable, offset by higher levels of accounts receivable.

         Net cash used in investing activities was $13.7 million for the six months ended June 30, 2000 versus $10.1 million for the six months ended June 30, 1999. The net cash used in investing activities primarily reflects the acquisitions completed during the quarter and capital expenditures for the period. Net cash provided by financing activities totaled $13.4 million for the six months ended June 30, 2000 compared with $13.7 million for the six months ended June 30, 1999. The primary source of cash provided by financing activities was borrowings under the Company's line of credit.

         Capital expenditures for the six months ended June 30, 2000 of $4.8 million were used primarily for the Company's management information systems and distribution facilities.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         No significant market risk changes occurred in the six-month period ended June 30, 2000. Refer to the Company's Annual Report on Form 10-K for further information.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         On May 9, 2000, the Company held its Annual Shareholders Meeting at The Presidential Banquet Center 4548 Presidential Way, Dayton, Ohio 45429 at 10:30 a.m., Eastern time.

         There were 12,070,450 shares of Common Stock of the Company which could be voted at the Annual Meeting, and 10,617,414 shares were represented at such meeting by the holders thereof in person or by proxy, which constituted a quorum. Matters voted upon were as follows:

           NOMINEES FOR BOARD OF DIRECTORS FOR A ONE-YEAR TERM EXPIRING IN 2001

NAME                        FOR          WITHHELD      NOT VOTED
a.  Robert G. Hecht        10,550,687      66,727         --
b.  Harry F. Radcliffe     10,550,687      66,727         --
c.  Thomas C. Winstel      10,550,687      66,727         --
d.  Michael E. Peppel      10,550,687      66,727         --
e.  Richard L. Posen       10,550,687      66,727         --

         The shareholders also voted by ballot and proxy to approve the reincorporation of the Company in Maryland and the result of the vote taken was as follows:

                  FOR            AGAINST          ABSTAIN           NOT VOTED
               9,275,519         75,612           43,343            1,222,940

         The shareholders also voted by ballot and by proxy to approve the 2000 Stock Option Plan and the result of the vote taken was as follows:

                  FOR               AGAINST          ABSTAIN           NOT VOTED
                  7,809,025         1,447,952        130,297           1,230,140

         The shareholders also voted by ballot and by proxy to approve the 2000 Non-Employee Director Stock Option Plan ("Director Plan") and the result of the vote taken was as follows:

                  FOR               AGAINST          ABSTAIN           NOT VOTED
                  8,489,974         845,856          49,914            1,231,670

         After obtaining the approval by the shareholders of the Director Plan at the Annual Meeting of Shareholders of the Company on May 9, 2000, it was noted that the printed version of the Director Plan and the description thereof that appeared in the Annual Meeting proxy materials was inaccurate. Section 3 of the Director Plan contains authority for the Company's Board of Directors to interpret its meaning. Section 10 of the Director Plan permits the Board to amend it without the necessity of obtaining an additional shareholder vote. In light of the foregoing, the Director Plan was amended by the Board of Directors in order to correct the inaccuracies contained therein, including the correction of the dates of grant and the removal of the limitation on the number of options which may be granted under the Plan to any one individual eligible to participate thereunder. The total number of options available under the plan, 100,000, has not changed and represents less than one-tenth of a percent of the total outstanding shares as set forth on the cover hereof. See Exhibit 10.10.

         The shareholders also voted by ballot and by proxy to ratify the appointment by the Board of Directors of PricewaterhouseCoopers, LLP as the Company's independent auditors for the fiscal year ending December 31, 2000, and the result of the vote taken was as follows:

                  FOR               AGAINST             ABSTAIN        NOT VOTED
                  10,563,725        8,989               44,700            --

         The shareholders also voted by ballot and by proxy to approve the adjournment of the Annual Meeting for the purpose of soliciting additional proxies and the result of the vote taken was as follows:

                  FOR               AGAINST            ABSTAIN         NOT VOTED
                  8,597,838         1,886,416          133,160             --

         The said proposals were approved by the requisite number of the total votes eligible to be cast and these matters have been adopted by the stockholders of the Company.


ITEM 5.  OTHER INFORMATION
         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a)   Exhibits

         10.1 Amendment No. 1 to the Amended and Restated Credit Agreement, dated as of December 1, 1998 among the Company, as the Borrower, the Financial Institutions Named herein, as Lenders, National City Bank, as a Lender and as Documentation Agent, PNC Bank, National Association, as a Lender, the Swing Line Lender, a Letter of Credit of Issuer and as Administrative Agent, dated March 31, 1999.

         10.2 Amendment No. 2 to the Amended and Restated Credit Agreement, dated as of December 1, 1998 among the Company, as the Borrower, the Financial Institutions Named herein, as Lenders, National City Bank, as a Lender and as Documentation Agent, PNC Bank, National Association, as a Lender, the Swing Line Lender, a Letter of Credit of Issuer and as Administrative Agent, dated April 19, 1999.

         10.3 Amendment No. 3 to the Amended and Restated Credit Agreement, dated as of December 1, 1998 among the Company, as the Borrower, the Financial Institutions Named herein, as Lenders, National City Bank, as a Lender and as Documentation Agent, PNC Bank, National Association, as a Lender, the Swing Line Lender, a Letter of Credit of Issuer and as Administrative Agent, dated August 13, 1999.

         10.4 Amendment No. 4 to the Amended and Restated Credit Agreement, dated as of December 1, 1998 among the Company, as the Borrower, the Financial Institutions Named herein, as Lenders, National City Bank, as a Lender and as Documentation Agent, PNC Bank, National Association, as a Lender, the Swing Line Lender, a Letter of Credit of Issuer and as Administrative Agent, dated August 31, 1999.

         10.5 Amendment No. 5 to the Amended and Restated Credit Agreement, dated as of December 1, 1998 among the Company, as the Borrower, the Financial Institutions Named herein, as Lenders, National City Bank, as a Lender and as Documentation Agent, PNC Bank, National Association, as a Lender, the Swing Line Lender, a Letter of Credit of Issuer and as Administrative Agent, dated December 20, 1999.

         10.6 Amendment No. 6 to the Amended and Restated Credit Agreement, dated as of December 1, 1998 among the Company, as the Borrower, the Financial Institutions Named herein, as Lenders, National City Bank, as a Lender and as Documentation Agent, PNC Bank, National Association, as a Lender, the Swing Line Lender, a Letter of Credit of Issuer and as Administrative Agent, dated January 10, 2000.

         10.7 Amendment No. 7 to the Amended and Restated Credit Agreement, dated as of December 1, 1998 among the Company, as the Borrower, the Financial Institutions Named herein, as Lenders, National City Bank, as a Lender and as Documentation Agent, PNC Bank, National Association, as a Lender, the Swing Line Lender, a Letter of Credit of Issuer and as Administrative Agent, dated February 4, 2000.

         10.8 Amendment No. 8 to the Amended and Restated Credit Agreement, dated as of December 1, 1998 among the Company, as the Borrower, the Financial Institutions Named herein, as Lenders, National City Bank, as a Lender and as Documentation Agent, PNC Bank, National Association, as a Lender, the Swing Line Lender, a Letter of Credit of Issuer and as Administrative Agent, dated April 30, 2000.

         10.9 Amendment No. 9 to the Amended and Restated Credit Agreement, dated as of December 1, 1998 among the Company, as the Borrower, the Financial Institutions Named herein, as Lenders, National City Bank, as a Lender and as Documentation Agent, PNC Bank, National Association, as a Lender, the Swing Line Lender, a Letter of Credit of Issuer and as Administrative Agent, dated May 31, 2000.

         10.10 MCSi, Inc., Amended and Restated 2000 Non-Employee Stock Option Plan

         27       Financial Data Schedule

         99 Safe Harbor Under the Private Securities Litigation Reform Act of 1995

(b)   Reports on Form 8-K

         Form 8-K filed on June 30, 2000 concerning the change of the Company's reincorporation to Maryland.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    MCSi, Inc.
                                                    (Registrant)


Date:  August 14, 2000
                     By:/S/ Ira H. Stanley
                            Ira H. Stanley
                            Vice President - Chief Financial Officer, Secretary