Form 10-Q
period 2000-09-30
MCSI INC
filed 2000-11-14
CIK 1023519

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                               Yes   X      No
                                   -----   ----

          At October 11, 2000 12,469,753 shares of common stock, no par value per share, of the registrant were outstanding.

                                   MCSI, INC.

                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2000

                                      INDEX


PART I - FINANCIAL INFORMATION                                                                 PAGE
Item 1.  Financial Statements:
   Consolidated Balance Sheet . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3
   Consolidated Statement of Operations . . . . . . . . . . . . . . . . . . . . . . .          4
   Consolidated Statement of Cash Flows . . . . . . . . . . . . . . . . . . . . . . .          5
   Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . .  .. . .        6-7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations  . . . . . . . . . . . . . . .       8-10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk  . . . . .  . . .         11

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . .  .          12
Item 2.  Changes in Securities and Use of Proceeds . . . . . . . . . . . . . . . .  .          12
Item 3.  Default Upon Senior Securities. . . . . . . . . . . . . . . . . . . . . .  .          12
Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . . . .  . . .          12
Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . . . .  . . .          12
Item 6.  Exhibits and Reports on Form 8-K.  . . . . . . . . . . . . . . . . . . . . .          12
Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . . .          13

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.
                                    MCSI, INC
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                             (Dollars in thousands)


                                                                                        SEPTEMBER 30,     DECEMBER 31,
                             ASSETS                                                        2000               1999
                                                                                           ----               ----
 Current assets:
     Cash and cash equivalents ...................................................       $   2,585        $   5,135
     Accounts receivable .........................................................         142,745          104,219
     Inventories .................................................................          73,285           76,923
     Prepaid expenses ............................................................           1,476              998
     Deferred income taxes .......................................................             621              621
                                                                                         ---------        ---------
          Total current assets ...................................................         220,712          187,896
 Property and equipment - net of accumulated
    depreciation .................................................................          35,452           30,384
  Intangible assets - net of accumulated amortization.............................         140,422          132,379
  Investment in equity investee...................................................          27,105                -
  Other assets ...................................................................           1,603            3,619
                                                                                         ---------        ---------
         Total assets ............................................................       $ 425,294        $ 354,278
                                                                                         =========        =========

               LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
 Accounts payable - trade ........................................................       $  85,179        $  59,781
 Accrued expenses, payroll and income taxes ......................................          12,723            9,104
 Notes payable in connection with business
  combinations ...................................................................              -             8,206
 Current portion of long-term debt ...............................................             608              596
                                                                                         ---------        ---------
          Total current liabilities ..............................................          98,510           77,687
 Long-term debt ..................................................................         163,890          149,461
 Deferred income taxes ...........................................................          10,769              974
                                                                                         ---------        ---------
          Total liabilities ......................................................         273,169          228,122
                                                                                         ---------        ---------

  Commitments and contingencies ..................................................              --               --

  Redeemable minority interest in subsidiary .....................................              --            3,977
                                                                                         ---------        ---------

Stockholders' equity:
   Preferred stock, no par value; 5,000,000 shares
        authorized, none outstanding .............................................              --               --
   Common stock, no par value; 30,000,000 shares
        authorized, 12,468,653 and 12,084,604 shares
        outstanding at September 30, 2000 and
        December 31, 1999, respectively ..........................................              --               --
   Additional paid-in capital ....................................................         120,177          100,041
   Retained earnings .............................................................          34,342           23,413
   Cumulative other comprehensive income .........................................            (279)             802
    Treasury stock, at cost (2000-88,780;
        1999-84,944, shares respectively) ........................................          (2,115)          (2,077)
                                                                                         ---------        ---------
 Total stockholders' equity ......................................................         152,125          122,179
                                                                                         ---------        ---------
          Total liabilities and stockholders' equity..............................       $ 425,294        $ 354,278
                                                                                         =========        =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                   MCSI, INC.
                       CONSOLIDATED STATEMENT OF OPERATONS
                                   (UNAUDITED)
                  (Dollars in thousands, except per share data)


                                                       QUARTER ENDED                   NINE MONTHS ENDED
                                                       SEPTEMBER 30,                    SEPTEMBER 30,
                                                  --------------------              ----------------------
                                                  2000            1999              2000              1999
                                                  ----            ----              ----              ----
Net sales................................    $    223,152     $    181,781     $    662,729     $    494,166
Cost of sales ...........................         170,594          145,695          514,230          397,590
                                             ------------     ------------     ------------     ------------

Gross profit ............................          52,558           36,086          148,499           96,576

Selling, general and administrative
   expenses .............................          42,146           28,705          118,934           75,736
                                             ------------     ------------     ------------     ------------

Operating income ........................          10,412            7,381           29,565           20,840
Interest expense ........................          (3,745)          (2,649)         (10,925)          (7,173)
Other income (expense) ..................            (158)              91              447              352
                                             ------------     ------------     ------------     ------------

Income before income taxes ..............           6,509            4,823           19,087           14,019
Provision for income taxes ..............           2,799            2,055            8,158            6,307
                                             ------------     ------------     ------------     ------------

Net income...............................    $      3,710     $      2,768     $     10,929     $      7,712
                                             ============     ============     ============     ============

Earnings per share of common stock-
   basic.................................    $       0.29     $       0.24     $       0.87     $       0.67
                                             ============     ============     ============     ============

Earnings per share of common stock-
   diluted...............................   $        0.29     $       0.24     $       0.85     $       0.66
                                             ============     ============     ============     ============

Weighted average number of common
   shares outstanding-basic .............      12,356,941       11,529,799       12,268,711       11,439,605
                                             ============     ============     ============     ============

Weighted average number of common
  shares outstanding-diluted ............      12,684,579       11,688,185       12,594,439       11,644,718
                                             ============     ============     ============     ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                   MCSI, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in thousands)


                                                                             NINE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                             -------------------
                                                                             2000         1999
                                                                             ----         ----
Cash flows from operating activities:
    Net income.........................................................    $ 10,929     $  7,712
    Adjustments to reconcile net income to cash flows from
      operating activities:
    Depreciation and amortization .....................................       7,434        4,686
    Other non-cash items ..............................................        (264)          --
   Changes in assets and liabilities, net of effects of acquisitions of businesses:
     Accounts receivable ..............................................     (48,430)     (10,831)
     Inventories ......................................................          19      (15,450)
     Other assets .....................................................        (626)       2,219
     Accounts payable - trade .........................................      20,659        8,768
     Accrued expenses, payroll and income taxes .......................       1,745        3,115
                                                                           --------     --------

Cash (used in) provided by operating activities .......................      (8,534)         219
                                                                           --------     --------

Cash flows from investing activities:
   Capital expenditures ...............................................      (7,810)      (7,975)
   Changes in cash surrender officers' life insurance .................       1,845           21
   Purchase business combinations .....................................     (13,815)     (10,180)
   Proceeds from sale of Azerty wholesale division ....................      30,449           --
   Increase in equity investment ......................................      (2,593)          --
   Cash included in acquisitions ......................................       1,293           42
                                                                           --------     --------

 Cash provided by (used in) investing activities ......................       9,369      (18,092)
                                                                           --------     --------

Cash flows from financing activities:
   Net proceeds from sale of common stock ..............................      1,249           18
   Increase in long-term debt ..........................................     14,441       32,288
   Payment of debt acquired in business combinations ...................    (10,402)      (7,164)
   Treasury stock purchases ............................................     (7,648)      (4,372)
                                                                           --------     --------

 Cash (used in) provided by financing activities ......................      (2,360)      20,770
                                                                           --------     --------

  Effects of exchange rates ...........................................      (1,025)        (345)
                                                                           --------     --------

 Net (decrease) increase in cash ......................................      (2,550)       2,552
    Cash and cash equivalents - beginning of period ...................       5,135        4,115
                                                                           --------     --------

    Cash and cash equivalents - end of period..........................    $  2,585     $  6,667
                                                                           ========     ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                    MCSI, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                  (Dollars in thousands, except per share data)

NOTE 1 - GENERAL

          The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of SEC Regulation S-X. Consequently, they do not include all the disclosures required under generally accepted accounting principles for complete financial statements. However, in the opinion of the management of MCSi, Inc. (the "Company"), the consolidated financial statements presented herein contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company and its consolidated subsidiaries. For further information regarding the Company's accounting policies and the basis of presentation of the financial statements, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, the ("Annual Report").

NOTE 2 - ACQUISITIONS

          As disclosed in the Annual Report, the Company has been involved in an active acquisition program. Results of operations for the nine months ended September 30, 2000 include the impact of entities acquired during 1999, which are not included in the results of operations for the nine months ended September 30, 1999. Acquisitions for the nine months ended September 30, 2000 were not material. The following pro forma information illustrates the effect of these 1999 acquisitions assuming they had occurred on January 1, 1999.


                                                                  Nine months ended
                                                                  September 30, 1999
                                                                  ------------------
          Net sales. . . . . . . . . . . . . . . . . . . . . . .  $       584,477
                                                                   --------------

          Net income. . . . . . . . . . . . . . . . . . . . . . .  $        9,695
                                                                   --------------

          Basic earnings per share. . . . . . . . . . . . . . . .  $         0.81
                                                                   ==============

          Diluted earnings per share. . . . . . . . . . . . . . .  $         0.79
                                                                   ==============

          The pro forma statement of operations data reflect the effects of the purchase price allocation and the resultant amortization and additional interest expense associated with the cash used to fund the acquisitions, along with other adjustments directly attributable to the transactions. The pro forma data reflects adjustments directly related to the acquisitions and does not include adjustments that may arise as a consequence of the acquisitions, such as cost savings, improved efficiencies, etc. Therefore, the pro forma data is not necessarily indicative of operating results that would have occurred for the nine month period ended September 30, 1999, or in future periods, had the acquisitions actually occurred on January 1, 1999.

NOTE 3 - COMPREHENSIVE INCOME

          Comprehensive income was $9,848 and $8,026 for the nine months ended September 30, 2000 and 1999, respectively.

NOTE 4 - BASIC AND DILUTED EARNINGS PER COMMON SHARE

          The only dilutive securities of the Company relate to stock options. The computation of basic and diluted earnings per common share is shown below:


                                            Quarter Ended                 Nine Months Ended
                                         September 30, 2000               September 30, 2000
                                         ------------------               ------------------
                                        Income        Shares           Income         Shares
                                     (Numerator)   (Denominator)    (Numerator)   (Denominator)
                                     -----------   -------------    -----------   -------------
Net income as reported . . . . . .   $     3,710                   $   10,929
Effect of accretion of
   redeemable stock of
      subsidiary . . . .  . . . .            (88)                        (286)
                                     -----------                     --------
Income available to
   common stockholders . . . . . .         3,622     12,356,941        10,643        12,268,711
                                     ===========                     ========

Effect of dilutive securities . .                       327,638                         325,728
                                                     ----------                      ----------

Income available to common
   stockholders plus assumed
      exercise . . . . . . . . . .   $     3,622     12,684,579    $   10,643        12,594,439
                                     -----------   -------------    -----------   -------------

Basic earnings per common
   share . . . . . . . . . . . . .                   $     0.29                     $      0.87
                                                     ==========                     ===========
Diluted earnings per common
   share . . . . . . . . . . . . .                   $     0.29                     $      0.85
                                                     =========                      ===========

          All stock options outstanding at September 30, 2000 and September 30, 1999 were included in the computation of diluted earnings per common share for the nine months ended September 30, 2000 and 1999, respectively.

NOTE 5 - OTHER MATTERS

          On September 20, 2000, Zengine, Inc., ("Zengine") completed an initial public offering ("IPO") of 4,290,000 shares of its common stock. Prior to the IPO, the Company owned 68.5% of the outstanding shares of Zengine and therefore consolidated Zengine in the Company's financial position and results of operations. As a result of the IPO and subsequent stock option exercises, the Company owned less than 50% of Zengine's outstanding common stock at September 30, 2000. Accordingly the Company has accounted for its investment in Zengine using the equity method for the three and nine month periods ended September 30, 2000. The IPO resulted in an increase in the Company's basis in Zengine of approximately $24.5 million, which was recorded as an increase in investment in equity investee and an offsetting increase in deferred tax liabilities of $9.8 million and additional paid-in capital of $14.7 million. As a result of the aforementioned IPO the put option (described in Note 10. "Stockholders' Equity" in the Company's Annual Report) provided by the Company to certain investors in Zengine terminated.

          On July 7, 2000, the Company sold certain of the assets and liabilities of its specialty wholesale business, Azerty Canada. The gain resulting from this transaction was not material to the Company's results of operations. Sales of this division were approximately $115 million in the year ended December 31, 1999.

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

OVERVIEW

          MCSi is emerging as a leading systems integrator of state-of-the-art presentation and broadcast facilities, in addition to its historical position as a leading supplier of computer technology and audio-visual products. The ability to provide innovative, technically sophisticated solutions to meet the increasing demand for improved communication comes from a solid background in audio-visual systems, broadcast media, and computer technology. The Company's ability to converge these three industries, combined with design-build and engineering expertise, computer networking and configuration services, an extensive product line, and quality technical support services, has given the Company an advantage in the systems integration marketplace and contributed to the dramatic growth of the company.

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

          The Company distributes most of its computer technology products warehouse located in Erlanger, Kentucky, which is leased from a partnership consisting of the directors and executive officers of the Company. The warehouse maintains inventory and handles products from more than 500 manufacturers. Centralizing inventory in a facility located near a hub of United Parcel Service allows the Company to accept and process orders for products until 9:00p.m. EST and provide next day delivery virtually anywhere in the continental United States. The Company is not aware of any competitor having such capacity.

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

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

          NET SALES. Net sales for the three months ended September 30, 2000 increased by $41.4 million, or 22.8%, to $223.2 million from $181.8 million for the three months ended September 30, 1999. Of the net sales increase, $36.7 million was attributable to the impact of acquisitions made during 2000 and the fourth quarter of 1999 and $29.1 million was a result of increased sales penetration, increased product offerings to existing customers and an expanded sales force. Increased sales attributable to the impact of acquisitions and internal growth for the three months ended September 30, 2000 was partially offset by a sales reduction of $24.4 million as a result of the Company's July 7, 2000 sale of the Azerty Canada wholesale business. Sales returns are not material to the Company's results of operations.

          GROSS PROFIT. Gross profit for the three months ended September 30, 2000 increased by $16.5 million, or 45.7% to $52.6 million from $36.1 million for the three months ended September 30, 1999. Gross profit as a percentage of net sales for the three months ended September 30, 2000 was 23.6% compared to 19.9% for the three months ended September 30, 1999. The increase in the gross profit percentage was due primarily to the increase in audio-visual integration system projects sales, which have a higher gross profit percentage, as compared to computer technology product sales. Additionally, the aforementioned sale of the Azerty wholesale division resulted in improved margins as the Azerty wholesale division generated average margins less than 10%. Excluding the effects of the Azerty wholesale business, gross profit as a percentage of sales for the three months ended September 30, 1999 was 21.7%.

          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three months ended September 30, 2000 increased by $13.4 million, to $42.1 million from $28.7 million for the three months ended September 30, 1999. Of that increase, 59.0% was due to the impact of acquisitions during the fourth quarter of 1999. Selling, general and administrative expenses were 18.9% and 15.8% of sales for the three months ended September 30, 2000 and 1999, respectively. The 3.1% point increase was due primarily to increased audio-visual integration system sales, which incur a higher percentage of selling, general and administrative expenses than computer technology product sales.

          OPERATING INCOME. Operating income for the three months ended September 30, 2000 increased by $3.0 million to $10.4 million from $7.4 million for the three months ended September 30, 1999. This increase was primarily due to increased sales volume and acquisitions as discussed above.

          INTEREST EXPENSE. Interest expense for the three months ended September 30, 2000 increased by $1.1 million to $3.7 million from $2.6 million for the three months ended September 30, 1999 due primarily to the increased level of indebtedness during 2000, resulting primarily from the Company's acquisition program and working capital requirements.

          PROVISION FOR INCOME TAXES. The provision for income taxes for the three months ended September 30, 2000 increased $0.7 million to $2.8 million from $2.1 million for the three months ended September 30, 1999. The Company's effective tax rate was 43.0% for the three months ended September 30, 2000 and 42.6% for the three months ended September 30, 1999.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

          NET SALES. Net sales for the nine months ended September 30, 2000 increased by $168.5 million, or 34.1%, to $662.7 million from $494.2 million for the nine months ended September 30, 1999. Of the net sales increase, $86.7 million was attributable to the impact of acquisitions made during 2000 and the fourth quarter of 1999 and $106.2 million of the increase is a result of increased sales penetration, increased product offerings to existing customers and an expanded sales force. Increased sales attributable to the impact of the acquisitions and internal growth for the nine months ended September 30, 2000 was partially offset by a sales reduction of $24.4 million as a result of the Company's July 7, 2000 sales of the Azerty Canada wholesale business. Sales returns are not material to the Company's results of operations.

          GROSS PROFIT. Gross profit for the nine months ended September 30, 2000 increased by $51.9 million, or 53.7% to $148.5 million from $96.6 million for the nine months ended September 30, 1999. Gross profit as a percentage of net sales for the nine months ended September 30, 2000 was 22.4% compared to 19.5% for the nine months ended September 30, 1999. The increase in the gross profit percentage was due primarily to the increase in audio-visual system integration projects sales, which have a higher gross profit percentage, as compared to computer technology product sales. Additionally, the aforementioned sales of the Azerty wholesale division resulted in improved margins, as the Azerty wholesale division generated average margins less than 10%. Excluding the effects of the Azerty wholesale business, gross profit as a percentage of sales for the nine months ended September 30, 2000 was 24.1%.

          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the nine months ended September 30, 2000 increased by $43.2 million, to $118.9 million from $75.7 million for the nine months ended September 30, 1999. As a percentage of net sales, selling, general and administrative expenses were 17.9% for the nine months ended September 30, 2000 compared to 15.3% for the nine months ended September 30, 1999. The 2.6% point increase was due primarily to increased audio-visual integration system sales, which have a higher percentage of selling, general and administrative expenses than computer technology product sales.

          OPERATING INCOME. Operating income for the nine months ended September 30, 2000 increased by $8.8 million to $29.6 million from $20.8 million for the nine months ended September 30, 1999, for the reasons stated above. Operating margins were 4.5% for the nine months ended September 30, 2000 compared to 4.2% for the nine months ended September 30, 1999.

          INTEREST EXPENSE. Interest expense for the nine months ended September 30, 2000 increased to $10.9 million from $7.2 million for the nine months ended September 30, 1999 due primarily to the increased level of indebtedness incurred during 2000, which was used primarily for business combinations and working capital requirements.

          PROVISION FOR INCOME TAXES. The provision for income taxes for the nine months ended September 30, 2000 increased $1.9 million to $8.2 million from $6.3 million for the nine months ended September 30, 1999 due to an increase in pre-tax income. The Company's effective tax rate was 42.7% for the nine months ended September 30, 2000 as compared to 45.0% for the corresponding period of the prior year. The decrease was primarily due to reduced state and local taxes.

LIQUIDITY AND CAPITAL RESOURCES

          Net cash flows used in operating activities totaled $8.5 million for the first nine months of 2000 compared to $0.2 million provided by operating activities during the first nine months of 1999. The change in net cash flows from operating activities in the first nine months of 2000 was due primarily to increases in net income, depreciation and amortization and trade accounts payable, offset by higher levels of accounts receivable.

          At September 30, 2000, the Company's average days sales outstanding was 52 days as compared to 47 days at December 31,1999. The increase of the Company's average days sales outstanding is primarily the result of increased sales of audio-visual integration system project sales, which typically have larger collection cycles than technology product sales. To date, management does not believe that the increase in the average days sales outstanding exposes the Company to increased credit risk, as the audio-visual integration system project sales are typically made to larger, credit worthy customers.

          Inventory turned 9 times on an annualized basis for the nine months ended September 30, 2000. This level is consistent with 1999 inventory turns of 9 times. During 2000, gross inventory reductions resulting from the consolidation of our warehousing facilities were offset by the increase in sales of audio-visual products, which typically do not turn as quickly as computer supplies.

          Net cash provided by investing activities was $9.4 million for the nine months ended September 30, 2000 versus as use of $18.1 million for the nine months ended September 30, 1999. The net cash used in investing activities primarily reflects acquisitions completed and capital expenditures for both periods, offset during the nine months ended September 30, 2000 by the proceeds from the sale of the Azerty wholesale division of $30.5 million. Net cash used in financing activities totaled $2.4 million for the nine months ended September 30, 2000 compared with $20.8 million provided by financing activities for the nine months ended September 30, 1999. The primary use of cash for financing activities during the nine months ended September 30, 2000 related to the purchase of treasury stock while the primary source of cash provided by financing activities for the nine months ended September 30, 1999 was borrowings under the Company's line of credit.

          The Company believes that its cash on hand and borrowing capacity will be sufficient to fund its ongoing operations and budgeted capital expenditures for the next twelve months, although actual capital needs may change, particularly in connection with acquisitions which the Company may make in the future. The Company's long-term requirements, including capital expenditures and acquisitions, are expected to be financed by a combination of additional borrowings and other sources of external financing, including the sale of equity securities, as needed.

CREDIT FACILITY

          The Company presently operates under a credit facility with a consortium of banks totaling $160 million. Loans under the Credit Facility may be incurred by the Company from time to time to finance "permitted acquisitions" and may be made at the Bank's prime rate (as defined) or at the defined published eurodollar rate plus a "eurodollar margin" that ranges from 100 to 200 basis points based on certain indebtedness ratios of the Company. Borrowings under the Credit Facility are secured by substantially all of the assets and property of the Company and certain of its subsidiaries, including accounts receivable, equipment and inventory. The loan commitment terminates on the maturity date (December 10, 2003), unless terminated earlier. The Company may voluntarily prepay any advance without penalty or premium at any time or from time to time.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          No significant market risk changes occurred in the nine-month period ended September 30, 2000. Refer to the Company's Annual Report on Form 10-K for further information.

                            PART II-OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
          The Company is involved in routine legal proceedings occurring in the ordinary course of business, which, in the aggregate are believed by management to be immaterial.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS
          Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          Not applicable.

ITEM 5.   OTHER INFORMATION
          Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits

     10.1 Amendment No. 10 to the Amended and Restated Credit Agreement, dated as of September 27, 2000 among the Company, as the Borrower, the Financial Institutions Named herein, as Lenders, National City Bank, as a Lender and as Documentation Agent, PNC Bank, National Association, as a Lender, the Swing Line Lender, a Letter of Credit of Issuer and as Administrative Agent, dated May 31, 2000.

     27        Financial Data Schedule

     99        Safe Harbor Under the Private Securities Litigation Reform Act of
               1995

(b) Reports on Form 8-K

     Form 8-K filed on July 25, 2000 concerning the resignation of Thomas Winstel and the appointment of Ira H. Stanley to the Board of Directors.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             MCSi, Inc.
                                             (Registrant)


Date: November 14, 2000
                                             By: /s/ Ira H. Stanley
                                                 Ira H. Stanley
                                                 Vice President - Chief
                                                 Financial Officer, Secretary