Form 10-K405
period 2000-12-31
MCSI INC
filed 2001-04-02
CIK 1023519

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to __________

                        Commission file number 000-21561

                                   MCSi, Inc.
    (Exact name of registrant as specified in its articles of incorporation)

                                                        31-1001529
                Maryland                             (I.R.S. Employer
        (State of incorporation)                    Identification No.)

    4750 Hempstead Station Drive, Dayton, Ohio            45429
      (Address of principal executive offices)          (Zip Code)

       Registrant's telephone number, including area code: (937) 291-8282

        Securities registered pursuant to Section 12 (b) of the Act: None

          Securities registered pursuant to Section 12 (g) of the Act:

                      Common Stock, No Par Value Per Share
                               Title of each class

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      Aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 22, 2001: $169.6 million. The amount shown is based on the closing price of the Registrant's Common Stock on the Nasdaq National Market on that date. Shares of Common Stock known by the Registrant to be beneficially owned by officers or directors of the Registrant are not included in the computation. The Registrant, however, has made no determination that such persons are "affiliates" within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934.

Number of shares of Common Stock outstanding at March 22, 2001: 12,728,197.

Documents incorporated by reference: Portions of the definitive proxy statement for the Annual Meeting of Stockholders to be held on or about May 15, 2001, are incorporated by reference into Part III, Items 10-13 hereof.

                                   MCSi, Inc.

      As used in this report, the terms "MCSi," "Company," and "Registrant" mean MCSi, Inc. and its subsidiaries.

                                Table of Contents

                                   PART I                                   Page
                                                                            ----
Item 1.  Business .........................................................   1
Item 2.  Properties .......................................................   8
Item 3.  Legal Proceedings ................................................   9
Item 4.  Submission of Matters to a Vote of Security Holders ..............   9

                                     PART II
Item 5.  Market for the Registrant's Common Equity and Related
             Stockholder Matters ..........................................   9
Item 6.  Selected Financial Data ..........................................  10
Item 7.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations ....................................  11
Item 7A. Quantative and Qualitative Disclosures About Market Risk .........  15
Item 8.  Financial Statements and Supplementary Data ......................  16
Item 9.  Changes in and Disagreements With Accountants on Accounting
             and Financial Disclosure .....................................  37

                                    PART III
Item 10. Directors and Executive Officers of the Registrant ...............  37
Item 11. Executive Compensation ...........................................  37
Item 12. Security Ownership of Certain Beneficial Owners and Management ...  37
Item 13. Certain Relationships and Related Transactions ...................  37

                                     PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K .  38
  Signatures ..............................................................  41


Item 1. BUSINESS

The Company

           We are a provider of integrated technical services and audio-visual presentation, broadcast and computer technology products. The convergence of audio, data, visual communications and computer network systems has created the need for sophisticated providers of these products with the ability to design, source, install and service complex systems. We believe that we are one of the country's leading computer technology product resellers and designers and integrators of custom configured and integrated audio, video and data display, broadcasting, conferencing and networking systems. These systems are designed for use in board and conference rooms, lecture halls, theaters, command and control centers, museums, churches, professional broadcast facilities and streaming network facilities. Our 118 offices throughout the United States and Canada allow us to provide consistent products and services for projects of local, regional and national scope.

      Our competitive strengths include:

      o Our highly skilled direct sales specialists that sell nationally known audio-visual presentation, broadcast, professional video, computer technology, multimedia conferencing and networking products.

      o Our technical service specialists that design, install and service sophisticated systems.

      o Our strong relationship with over 500 original equipment manufacturers, including Hewlett-Packard, Sharp Electronics, NEC, InFocus, Proxima, Lexmark, Sony, Extron and Epson.

      o Our selection of more than 75,000 different products: presentation products, including projectors and electronic whiteboards; broadcast and pro-video products, including high definition and digital broadcast equipment; and computer technology products, including printers, computers and accessories.

      o Our long-standing relationships with more than 50,000 active customers, which include small to medium sized businesses as well as large corporations, governments and educational institutions.

      o The growing demand for complex integration projects from blue-chip clients, such as Boeing, Hewlett-Packard, McDonald's, Microsoft, Pfizer and Turner/Time-Warner.

      Although we have sold audio-visual and computer technology products from our inception, we began to focus on the integration services related to those products in 1998 when we acquired Consolidated Media Systems, Inc. Since that time, we have grown the integration services portion of our business both internally and by acquisition, the most recent of which was the acquisition of certain assets from, and the hiring of 320 people formerly associated with, the bankrupt estate of the Intellisys Group, Inc. in December 2000. We believe that our integration services business provides better margins than our audio-visual and computer technology products business at the present time and expect that portion of our business to grow in the near term, subject to the factors set forth below.

      We have grown through a combination of strong internal growth and accretive acquisitions. Our net sales have increased from $63.4 million in 1996 to $895.7 million in 2000, representing a 94% compound annual rate of revenue growth.

      We operate in one business segment. For information about our products and geographic regions, see Notes 1 and 14 to the Consolidated Financial Statements.

      In addition to historical information, this Annual Report on Form 10-K includes certain "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1985 which are based on management's expectations. Such forward-looking statements include statements regarding the Company's intentions, beliefs or current expectations as well as the assumptions on which such statements are based. Stockholders or potential stockholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, industry trends, ability to manage our growth, our ability to attract and retain key personnel, factors relating to our acquisition/merger strategy, actions of our competitors, dependence upon key suppliers, customer demand, risks relating to our international operations, dependence on our management information systems, the ownership by our management of a large percentage of our common stock, restrictions imposed by our debt arrangements and other factors. A complete description of those factors, as well as other factors which could affect our business is set forth in Exhibit 99, attached hereto.

Strategy

      Highlights of our business strategy include the following:

      o Operate at the convergence of audio, data, visual, broadcast and computer technology. The convergence of audio, data, visual communications, broadcast and computer network systems has created the need for sophisticated providers of equipment that have the ability to design, install and service complex systems. With our combination of technical personnel and over 75,000 products, we are uniquely positioned to fill this need.

      o Leverage existing customer base. We intend to continue to grow revenue and increase margins by migrating our 50,000 active customers from transactional product sales to increasingly higher value added activities. These activities include pre-engineered projects with custom configuration, systems integration projects and full project management work.

      o Continue to attract technical personnel. We have technical personnel that design, install, integrate and service audio-visual presentation, data, broadcast and computer technology products. We intend to continue to attract and retain technical personnel by providing excellent economic opportunities, interesting state-of-the art project work and world class training.

      o Provide broad geographic coverage. We maintain 118 locations across the United States and Canada. This allows us to perform consistent technical services for installation and integration projects of local, regional and national scope. Most of our competition for these services operate at the local level, which would require a client with multiple locations to find multiple suppliers. Our ability to work on a broader scale leads to larger, higher margin projects for large organizations.

      o Provide superior customer service. We offer our clients superior customer service through our knowledgeable and motivated sales force, our experienced staff of technical personnel and our customer service staff. We have invested in them because they allow us to add significant value to the services we provide to our customers, creating strong customer relationships.

      o Maintain strong supplier relationships. As a leading reseller of audio-visual, presentation, broadcast and computer technology products, we have strong relationships with over 500 original equipment manufacturers, including Hewlett-Packard, Sharp Electronics, NEC, InFocus, Proxima, Lexmark, Sony, Extron and Epson. We have been able to leverage our position as a market leader into advantageous relationships with many of our major suppliers, giving us a price and service advantage over smaller competitors. This is an advantage for us in both products sales as well as integration projects where we install equipment sourced through our suppliers.

Industry Overview

      There are a number of broad trends creating a convergence of computer, networking and audio-visual communication technologies. Technological innovations have created a market for sophisticated integrators and servicers of complex audio-visual and computer systems for communication facilities such as board rooms, conference rooms, command and control centers, training centers, classrooms, churches, theaters and many others. The following four trends are among the drivers creating the rapid growth in the integrated computer, networking and audio-visual communication technology markets.

      Technological advancement. The rapid technological advancement in networking, computing and the compatibility of various forms of audio, video and data equipment has resulted in the increased use of sophisticated audio-visual presentation hardware. Part of this advancement is due to the conversion from analog to digital, which has had far reaching effects on compatibility of these technologies and greatly enhanced presentation quality. As a result, businesses are increasingly using advanced presentation hardware and computer technology accessories throughout their organizations to make presentations, train workers, communicate with investors or whenever organizations need to present a sophisticated image. Management believes that advanced communication facilities have become integral to successful organizations. Previously, use of advanced multimedia and computer technologies differentiated professional organizations. Now, with powerful new technologies, greatly enhanced compatibility, and decreasing prices, advanced multimedia and computer technology has become a standard for most successful organizations.

      Network installed systems. Increasingly, there is a move toward network installed systems whereby audio-visual equipment and computer technology accessories are linked directly with the corporate Local Area Network. This linkage allows for increased presentation adaptability, enhances presentation quality and eliminates the need for portable projection systems. For example, the Company finds that sophisticated business travelers increasingly choose to access their electronic presentation files at offices that have audio-visual communication systems installed, rather than carry laptop computers and portable presentation projectors. The projector/network system will allow for the retrieval of files from company servers, be able to search the Internet, and generate print instructions to the network printer. International Data Corporation estimates that there are 25 million business conference rooms worldwide and that all could be candidates for this type of advanced projector/network system.

      Need for skilled technicians. The high and increasing level of product sophistication creates demand for skilled technicians that are familiar with the vast array of product offerings and their capabilities, can design systems that serve the varying needs of audio-visual customers, and can provide ongoing service to these complex computer network / audio-visual systems.

      Historically, the industry servicing the integrated computer, networking and audio-visual communications technology marketplace has been highly fragmented with small regionally focused companies. Now, multiple location clients are demanding standardized project management, design, integration, and installation services for their boardrooms, conference rooms or command centers across all of their locations nationwide. The traditional small service companies do not have the capabilities to provide this level of national service or the resources to stock expensive digital equipment and keep up with the frantic pace of technological advancement and resulting product familiarity demands.

      These industry dynamics have created the need for providers of computer, networking and audio-visual communication technology integration expertise and services on a nationwide level with the resources to stay abreast of technological developments and train employees on the integration and compatibility of the numerous technologies.

Market Overview

      We operate at the confluence of three markets.

      Audio-visual integration systems providers. According to Kayye Consulting, the annual world-wide audio-visual systems integration market is over $7 billion. This market is characterized by many small regional companies with highly focused areas of expertise. This market requires integrators to be intimately familiar with their clients in order to best design, configure and implement computer technology and advanced presentation hardware to fulfill individual business needs. There exists an underserved market as regional contractors cannot meet the demands of national clients requiring standardized service across all of their locations from integrators who are familiar with their technological and business requirements. Varbusiness estimates that there are roughly 95,000 primarily small, regionally focused companies in North America that are both resellers and service providers/integrators of information technology products and that while the overall number of firms in this industry has remained flat over the last several years, the composition of firms has changed substantially. According to Varbusiness, the count of consultants and network integrators surged by 26% and 82% respectively, while distributors fell by 52%. This dramatic growth is reflective of the growing reliance organizations have on integration service providers who are familiar with their information technology requirements and can provide value-added services such as design, project management installation and product service.

      Audio-visual products. According to Worldwide Data Group, the estimated $5.5 billion worldwide projector market for 2000 is mostly comprised of product and systems sales, with services representing roughly one-quarter of potential revenue. Industry sources estimate unit growth of 26% in 2001. Service revenue is expected to grow faster as demand for systems integration becomes more widespread.

      Computer technology products and services. Frost & Sullivan estimates that the U.S. retail computer and office automation supply and configuration market totaled approximately $30 billion in 1999 and estimates that the U.S. market for computer and office automation supplies and configuration will grow at a compound annual rate of approximately 6% to 8% over the next two years. The current size of the industry and its potential for future growth can be attributed to: (i) the increasing automation of the workplace as evidenced by the widespread use of personal computers, printers and computer network systems,
(ii) the decline in unit prices of computer hardware and peripherals, making them more affordable to individuals and small and medium sized businesses, (iii) the evolution of high-quality printers that require more consumable supplies than older, less sophisticated printers, and (iv) the growth in business presentation and graphics software, which results in the use of audio-visual presentation hardware.

Products and Services

      We sell more than 75,000 different audio-visual, presentation, broadcast and computer technology and computer consumable products. We regularly update our product line to reflect advances in technology and to avoid product obsolescence. Our major products include computer technology products, audio-visual presentation products, technologies and accessories, broadcast and professional video products, technologies and accessories, as well as LCD and DLP projectors, video production and editing equipment, and a wide range of broadcast, production and post-production products.

      We design, engineer and integrate systems for group presentation facilities. These facilities support the presentation of graphics, audio, video and data that allow participants to access and exchange information in interactive settings. These systems include large screen projection, video and audio conferencing, data/video walls, interactive kiosks, 3D displays, public address systems, closed circuit television and simulator displays. Our clients use these systems for meetings, training and education, and sales and marketing presentations in single or multiple locations. We create or enhance these systems for use in board and conference rooms, lecture halls, theatres, command and control centers, museums, theme parks, churches, home theatres and video conferencing centers.

      We design, integrate and maintain broadcast, professional video and networking support systems. These systems include analog and digital video origination, graphics design, post-production and distribution equipment and systems. They are used to create broadcast-quality video productions. Our clients for these services include independent producers, Internet streaming media companies, internal corporate, governmental, religious and educational production facilities, post production companies and major broadcast, cable and satellite companies. Some of our clients have been The Weather Channel, Turner Broadcasting System, Inc., FOX Sports Network and Panasonic. As the federal government continues to mandate the introduction of high definition digital television, we believe that the broadcast and video production industry will increasingly replace analog components with digital technology which will create significant sales opportunities for us.

      We also design, engineer, configure and integrate complex computer networking operations. These consulting and installation services include integrated local area and wide area networks with accompanying bridging, routing, multiplexing and switching hardware. Our core support services include a number of options designed to keep our clients' systems up and running, including factory authorized warranty and repair services. Some of the projects we have been engaged for have included enterprise LAN and WAN resolutions, operating system migrations, storage area network solutions, virtual private networks and firewall security issues.

      We currently offer our clients the following services:

      o     Consulting

      o     Project design and engineering

      o     Equipment/product procurement

      o     Project management and integration

      o     Documentation

      o     Service and maintenance

      o E-commerce solutions (through our equity owned affiliate, Zengine, Inc.)

      o     Rental and staging

Suppliers

      The products we sell are manufactured by over 500 original equipment manufacturers, including Hewlett-Packard, Sharp, NEC, InFocus, Proxima, Lexmark, Sony, Extron and Epson. Approximately 44% and 40% of our product purchases were supplied by our ten largest original equipment manufacturers in 1999 and 2000, respectively. No supplier represented 10% or more of our total product purchases in 2000.

Sales and Marketing

      We have historically sold our products to approximately 50,000 middle-market and smaller companies and to governmental, educational, wholesale and retail customers, including federal, state and local governmental agencies, universities and hospitals and to computer supply dealers. As the systems integration business has grown, we have also begun to target and sell to larger, more substantive corporate and institutional clients. No single customer accounted for more than 10% of our sales in 2000. As of December 31, 2000, we had a backlog of $82 million in integration projects. This backlog represents binding agreements which are in various stages of completion.

      Our sales force provides national coverage and, as of December 31, 2000, consisted of 690 full-time sales representatives that work out of our 118 sales locations throughout North America.

      The direct sales force markets our products and services by direct personal contact, using our management information systems which provide the sales representative the ability to quote a price to the client within a range which maintains our gross margins but gives the sales representative the flexibility to price products competitively. The sales force works with our clients to simplify and reduce the cost of the product procurement process by providing customized facsimile and online order forms, EDI processing and customized billing and shipping, and the option to become an e-commerce purchaser using a secure extranet directly connected to our warehouse which is operated and maintained by Zengine. Outbound telemarketing sales are primarily directed to federal government and other corporate clients, who have the authority to make their own purchases or are purchasing specific products under master contracts with specific manufacturers and which, in part, represent sales in markets in which we do not have a sales location.

      We believe that our ability to maintain and grow our client and net sales base will depend, in part, on our ability to maintain a high level of customer satisfaction, as well as competitive prices. We believe that our clients typically purchase products based on an established long-term business relationship with their primary suppliers. We establish and maintain relationships with our clients by assigning a sales and an in-house customer service representative to most of them. Sales representatives have frequent contact with their clients and are responsible for increasing account penetration and providing customer service. Sales representatives also are responsible for marketing efforts directed to prospective clients and for responding to all bid and/or contract proposal requests for their existing and prospective customers.

      We also use an in-house marketing department which assists our sales representatives by generating leads and sales from existing accounts resulting from direct mail advertisements and questionnaires and from direct telephone solicitations.

Distribution

      In January 2000, we began to use a single point distribution model for a majority of our product shipments through a 235,000 square foot distribution and product configuration center located in Erlanger, Kentucky. The facility's strategic location, which is geographically central to our national customer base, provides us with the ability to ship products to virtually any point in the continental United States. Our relationship with FedEx Corp., which allows for next day, two-day or ground service delivery nationwide, gives us strong distribution capabilities. Distributing the bulk of our customer orders through this facility provides us the opportunity to leverage the overall cost of inventory, passing on cost savings to our clients. Most of our 118 sales offices also maintain a limited amount of frequently ordered products in order to facilitate same day deliveries.

Inventory Management

      We manage our inventory by maintaining sufficient quantities of the most frequently ordered products to achieve high order fill rates while at the same time attempting to maximize inventory turns. Items not maintained in inventory are drop-shipped (i.e. shipped from the manufacturer's loading dock) directly to our clients. While we sell more than 75,000 stock keeping units, or items of merchandise, approximately 960 SKUs account for approximately 70.0% of our net sales. Consequently, we continually attempt to identify slow moving inventory by use of our computer software applications and remove those SKUs whenever possible in order to maximize inventory turns. Inventory balances will fluctuate as we add new product lines, when we make large purchases from suppliers to take advantage of attractive terms and when certain inventory items are deleted. Inventory turnover on an annual basis was 10 times for the year ended December 31, 1999 and nine times for the year ended December 31, 2000.

      We believe our market position enables us to establish strong relationships with our vendors and to secure favorable programs. Due to the volume of our product purchases, we are able to take advantage of discounts and rebates offered by our vendors. In addition, we are sheltered from lower-of-cost or market issues as all major suppliers provide us with price protection, stock balancing programs or rights of return. In the case of price protection, our vendors provide us with rebates in cases in which the vendor reduces the retail price of its products or introduces new products on the market that threaten older product lines. Stock balancing provides for exchanges with vendors if we acquire products in excess of our needs, which enables us to return slow moving inventory for faster moving products. As we are primarily a reseller/integrator of products, we are not subject to technological obsolescence issues that face many of our vendors. When technology changes, our customers still require supplies to support old applications, and should those supplies no longer be required in the market place, the aforementioned stock balancing programs or return rights afford us the ability to return those products to vendors. Accordingly, we have only minimal inventory valuation issues which are identified on a timely basis through monthly monitoring of inventory quantities on-hand. Once excess quantities are identified, the inventories are either utilized, or are returned to vendors. Damaged products are insignificant and, unless claims can be made against the carriers causing the damage, the related write-offs are expensed as incurred on a monthly basis. Generally, we do not provide rebates or incentives to our customers.

Management Information Systems

      We have continually invested in hardware, software and programming upgrades to our management information systems, which are run primarily from an IBM AS/400 computer located at our Dayton, Ohio headquarters. We use sophisticated enterprise resource planning distribution software, which has aided in consolidating subsidiaries and has automated a large number of key business functions using on-line, real time systems, including electronic commerce. These on-line systems provide management with information concerning sales, inventory levels, customer payments and other operations essential for us to operate as a low cost, high efficiency product reseller and systems integrator. Each of our offices has either a direct, full-time dedicated link to our in-house computer system, or may obtain such access through the Internet. We maintain in house full-time computer programmers who work to upgrade our software capability. The "down time" for our computer system has been negligible to date. We experienced no "Y2K" problems in 2000.

Employees

      As of December 31, 2000, we had 2,603 full-time employees. None of our employees are represented by a labor union, and we have never suffered an interruption of business as a result of a labor dispute. We consider our relations with our employees to be excellent.

Competition

      Our primary competitors include:

      o major full service office products distributors, other regional and national computer supply distributors, office products superstores and direct mail order companies;
      o     audio-visual equipment dealers;
      o companies that rent and sell audio-visual equipment, primarily in connection with staging services for trade shows and other corporate events;
      o     independent design consulting firms;
      o     electrical contractors;
      o     manufacturers' sales and service divisions;
      o     consumer electronics chains; and
      o the in-house communications staffs of many clients and potential clients.

      The industry in which we operate is highly competitive. We believe that the industry will further consolidate in the future and consequently become more competitive. Increased competition may result in greater price discounting which may have a negative impact on the industry's gross margins.

Intellectual Property

      We maintain a service mark on our name and symbol "MCSi," the circle logo design, the slogan "MCSi Media Consultants. Systems Integrators," and other names and logos. All other trademarks or service marks referred to in this Annual Report on Form 10-K are trademarks or service marks of the respective entities that own them.

Subsidiaries

      At December 31, 2000, we had 24 subsidiaries which have offices throughout the United States and Canada.

      At December 31, 2000, we owned an equity investment in Zengine, Inc. Zengine provides a comprehensive suite of technology-based solutions that enable businesses to conduct electronic commerce. Zengine offers a full range of integrated services for both business-to-business and business-to-consumer e-commerce including Website user interface design, product content and merchandising, personalization and customer relationship management, advertising and sponsorship management, order management, inventory management and order fulfillment, end-user customer service and reporting and analysis. Zengine provides its services as a complete, or "turn-key," package or as component features. Zengine's solutions allows its clients to achieve rapid deployment of e-commerce platforms, results in greater economies of scale and provides cost-effective, ongoing access to leading edge e-commerce technology. These solutions are delivered on an outsourced basis, which means that Zengine produces and operates its client's e-commerce Websites under their own brand. This allows Zengine's clients to quickly and cost-effectively create, maintain and enhance their e-commerce presence. We believe that Zengine will quickly distinguish itself as a leader of outsourced e-commerce solutions in both the business-to-consumer and business-to-business arenas. We provide various services to Zengine and Zengine provides e-commerce services to us under certain agreements which expire in 2001, unless extended.

Item 2. PROPERTIES

      The Company's principal executive offices are located in Dayton, Ohio. The Company leases all of its office and warehouse space for use in the ordinary course of business. The leases expire at various times through 2026 and a majority of the Company's leases contain options to renew. The Company expects that it will be able to renew leases expiring in 2001 at rents which are substantially similar to current rent payments on a square footage basis. In addition, see "Certain Transactions" in the Company's proxy statement for a discussion of lease transactions with affiliates. The Company's material leased sales and warehouse locations are described in the table below:

Location                                  Square Feet            Expiration Date
--------                                  -----------            ---------------

Aliso Viejo, California .............          13,849           January 31, 2004
Ann Arbor, Michigan .................          10,914          December 31, 2001
Bellevue, Washington ................          11,395          December 31, 2002
Dayton, Ohio ........................          29,863           October 31, 2006
Erlanger, Kentucky ..................         235,840          December 31, 2008
Farmers Branch, Texas ...............          26,308               May 31, 2010
Freemont, California ................          17,856             April 30, 2001
Ft. Lauderdale, Florida .............          14,000         September 30, 2007
Houston, Texas ......................          10,267             April 30, 2005
Needham, Massachusetts ..............          12,390             March 31, 2006
Norcross, Georgia ...................          86,000              July 31, 2008
Redmond, Washington .................          80,000          February 28, 2009
Sacramento, California ..............          12,600            August 31, 2003
Strongville, Ohio ...................          46,106              July 31, 2026
Portland, Oregon ....................          10,165              July 14, 2005

Properties acquired or leases entered into subsequent to December 31, 2000 are not included in the table.

Item 3. LEGAL PROCEEDINGS

      On January 26, 2001, the Company, together with its Board of Directors and Mr. Anthony Liberati ("Mr. Liberati") was sued in a purported shareholder class action titled Phillips v. MCSi, Inc. and Anthony W. Liberati, Michael Peppel, Robert G. Hecht, Richard Posen, Thomas C. Winstel and Harry F. Radcliffe, Circuit Court for Baltimore City, Maryland, Case No. 24-C-01-000394. The complaint alleges that the Board of Directors breached its fiduciary duties to the shareholders of MCSi in connection with a proposal by Mr. Liberati to acquire a majority of MCSi's outstanding shares. The Company believes that the claim is totally without merit and intends to vigorously defend against this claim. No substantive proceedings in the case have occurred thus far.

      In addition, the Company has been involved, from time to time, in litigation from activities arising from the normal course of its operations. Certain other legal proceedings have resulted from activities of sales representatives while working for other computer and office supply and audio-visual presentation product companies, and prior to their hiring by the Company. In the opinion of management, none of the matters pending at December 31, 2000 are likely to have a material adverse effect on the Company's financial condition or results of operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

      The Company's Common Stock is listed and trades on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol "MCSI" (formerly, "MCSC"). The following table sets forth for the periods indicated the high and low closing sale price for the Common Stock as reported by the Nasdaq National Market.

                                          1999                    2000
                                          ----                    ----
Quarter                             High         Low         High          Low
-------                             ----         ---         ----          ---

First ......................     $ 28.063     $ 19.000     $ 36.375     $ 27.750
Second .....................       21.000       17.250       32.250       20.000
Third ......................       21.500       15.750       34.938       18.984
Fourth .....................       42.500       15.750       32.375       21.375
Year .......................       42.500       15.750       36.375       18.984


      As of March 22, 2001, we had 280 shareholders of record and in excess of 3,000 beneficial shareholders.

      The declaration of cash dividends is at the discretion of the Board of Directors of the Company, and is limited by the Company's borrowing arrangements. No cash dividends on the Common Stock have been declared or paid by the Company to date. The Company does not anticipate paying cash dividends in the foreseeable future.

Item 6. SELECTED FINANCIAL DATA

                                                                                  Year Ended December 31,
                                                   --------------------------------------------------------------------------------
Statement of Operations Data(1):                           1996             1997             1998             1999             2000
                                                           ----             ----             ----             ----             ----
                                                                  (Dollars in thousands, except per share data)
Net sales .....................................    $     63,428     $    107,487     $    313,762     $    686,749     $    895,678
Cost of sales .................................          52,061           88,190          246,670          546,618          688,268
                                                   ------------     ------------     ------------     ------------     ------------
Gross profit ..................................          11,367           19,297           67,092          140,131          207,410
Selling, general and administrative expenses ..           9,171           15,441           53,389          111,537          165,813
                                                   ------------     ------------     ------------     ------------     ------------

Operating income ..............................           2,196            3,856           13,703           28,594           41,597
Interest expense ..............................            (312)            (180)          (2,611)          (9,773)         (15,381)
Other (expense) income ........................             (11)              43              227              710              (64)
                                                   ------------     ------------     ------------     ------------     ------------

Income before income taxes ....................           1,873            3,719           11,319           19,531           26,152
Provision for income taxes ....................             756            1,507            4,994            8,393           10,927
                                                   ------------     ------------     ------------     ------------     ------------
Net income ....................................    $      1,117     $      2,212     $      6,325     $     11,138     $     15,225
                                                   ============     ============     ============     ============     ============
Earnings per share of common stock - basic ....    $       0.29     $       0.39     $       0.66     $       0.95     $       1.21
                                                   ============     ============     ============     ============     ============
Earnings per share of common stock - diluted ..    $       0.29     $       0.39     $       0.65     $       0.93     $       1.19
                                                   ============     ============     ============     ============     ============
Weighted average number of
    common shares outstanding - basic .........       3,798,599        5,671,833        9,536,957       11,548,589       12,302,220
                                                   ============     ============     ============     ============     ============
Weighted average number of
    common shares outstanding - diluted .......       3,814,139        5,722,440        9,677,285       11,732,355       12,592,997
                                                   ============     ============     ============     ============     ============

                                                                                            At December 31,
                                                              --------------------------------------------------------------------
Balance Sheet Data(1):                                            1996           1997           1998           1999           2000
----------------------                                            ----           ----           ----           ----           ----
                                                                                    (Dollars in thousands)
  Working capital .....................................       $ 10,211       $  8,188       $ 81,334       $110,209       $109,526
  Total assets ........................................         17,775         49,921        247,029        354,278        474,483
  Long-term debt ......................................             65            112        107,906        149,461        166,326
  Redeemable minority interest in subsidiary ..........             --             --             --          3,977             --
  Stockholders' equity ................................         12,073         25,031         97,194        122,179        160,808

----------

(1) Since its initial public offering in 1996, the Company has been involved in an active acquisition program. See Note 3 to the Consolidated Financial Statements.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Result of Operations

      As an aid to understanding our operations on a comparative basis, the following table has been prepared to set forth certain statement of operations data.

                                                     Year Ended December 31,
                                                --------------------------------

                                                 1998          1999       2000
                                                 ----          ----       ----
                                                Percent      Percent     Percent
                                                -------      -------     -------

      Net sales .........................        100.0%      100.0%      100.0%
      Cost of sales .....................         78.6        79.6        76.8
                                                 -----       -----       -----

      Gross profit ......................         21.4        20.4        23.2
      Selling, general and administrative
         expenses .......................         17.0        16.2        18.5
                                                 -----       -----       -----

      Operating income ..................          4.4         4.2         4.6
      Interest expense ..................         (0.8)       (1.4)       (1.7)
      Other (expense)/income ............           --          --          --
                                                 -----       -----       -----

      Income before income taxes ........          3.6         2.8         2.9
      Provision for income taxes ........          1.6         1.2         1.2
                                                 -----       -----       -----

      Net income ........................          2.0%        1.6%        1.7%
                                                 =====       =====       =====

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

      Net sales. Net sales for the year ended December 31, 2000 increased by $208.9 million, or 30.4%, to $895.7 million from $686.7 million for the year ended December 31, 1999. Of the net sales increase, $169.7 million was attributable to the impact of acquisitions made during 2000 and 1999, and $94.2 million is a result of increased sales penetration, increased product offerings to existing customers and an expanded sales force. Increased sales attributable to the impact of our acquisitions and internal growth for the year ended December 31, 2000 was partially offset by a net sales reduction of $55.0 million as a result of our July 7, 2000 sale of the Azerty Canada wholesale business. Sales returns are not material to our results of operations.

      Gross profit. Gross profit for the year ended December 31, 2000 increased by $67.3 million, or 48.0% to $207.4 million from $140.1 million for the year ended December 31, 1999. Gross profit as a percentage of net sales for the year ended December 31, 2000 was 23.2% compared to 20.4% for the year ended December 31, 1999. The increase in the gross profit percentage was due primarily to the increase in audio-visual system integration project sales, which have a higher gross profit percentage, as compared to computer technology product sales. Additionally, the aforementioned sale of the Azerty wholesale division resulted in improved margins, as the Azerty wholesale division generated average gross profit margins of less than 10%.

      Selling, general and administrative expenses. Selling, general and administrative expenses for the year ended December 31, 2000 increased by $54.3 million, to $165.8 million from $111.5 million for the year ended December 31, 1999. As a percentage of net sales, selling, general and administrative expenses were 18.5% for the year ended December 31, 2000 compared to 16.2% for the year ended December 31, 1999. This increase was due primarily to increased audio-visual integration system sales, which have a higher percentage of selling, general and administrative expenses than computer technology product sales.

      Operating income. Operating income for the year ended December 31, 2000 increased by $13.0 million to $41.6 million from $28.6 million for the year ended December 31, 1999, for the reasons stated above. Operating margins were 4.6% for the year ended December 31, 2000 compared to 4.2% for the year ended December 31, 1999.

      Interest expense. Interest expense for the year ended December 31, 2000 increased to $15.4 million from $9.8 million for the year ended December 31, 1999 due primarily to the increased level of indebtedness incurred during 2000, which was used primarily for business combinations and working capital requirements.

      Provision for income taxes. The provision for income taxes for the year ended December 31, 2000 increased $2.5 million to $10.9 million from $8.4 million for the year ended December 31, 1999 due primarily to an increase in pre-tax income. Our effective tax rate was 41.8% for the year ended December 31, 2000 as compared to 43.0% for the corresponding period of the prior year. The decrease was primarily due to reduced foreign income taxes due to the tax consequences from the sale of the Azerty wholesale business.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

      Net sales. Net sales for the year ended December 31, 1999 increased by $372.9 million or 119% to $686.7 million from $313.8 million for the year ended December 31, 1998. Of this net sales increase, $273.7 million, or 73.4%, was attributable to our acquisitions completed in 1999 and the impact of acquisitions made during 1998. The remaining $99.2 million, or 26.6%, of the increase was primarily a result of increased sales penetration, product offerings to existing customers and expanding the sales force.

      Gross profit. Gross profit for the year ended December 31, 1999 increased by $73.0 million or 108.8%, to $140.1 million from $67.1 million for the year ended December 31, 1998. Gross profit as a percentage of net sales for the year ended December 31, 1999 was 20.4% compared to 21.4% for the year ended December 31, 1998. The gross profit percentage decreased in 1999 as a result of the introduction into our sales mix of the lower margin wholesale computer supply sales from Azerty which was acquired in December 1998.

      Selling, general and administrative expenses. Selling, general and administrative expenses for the year ended December 31, 1999 increased by $58.1 million, or 108.8% to $111.5 million from $53.4 million for the year ended December 31, 1998. Of this increase, 105.2% was due to the acquisitions completed in 1999 and the impact of 1998 acquisitions. As a percentage of net sales, selling, general and administrative expenses were 16.2% for the year ended December 31, 1999 compared to 17.0% for the year ended December 31, 1998. The .8% decrease was due primarily to lower selling, general and administrative expenses as of percentage of sales associated with the computer technology products business.

      Operating income. Operating income for the year ended December 31, 1999 was $28.6 million as compared to $13.7 million for the year ended December 31, 1998, an increase of $14.9 million or 108.8%. This increase was primarily due to increased sales volume and the acquisitions that we completed in 1999.

      Interest expense. Interest expense for the year ended December 31, 1999 increased $7.2 million to $9.8 million from $2.6 million for the year ended December 31, 1998, due primarily to the increased level of indebtedness in 1999 from our acquisition program.

      Provision for income taxes. The provision for income taxes for the year ended December 31, 1999 increased by $3.4 million to $8.4 million from $5.0 million for the year ended December 31, 1998. Our effective tax rate for 1999 was 43.0% compared to 44.1% for the year ended December 31, 1998. The decrease was primarily due to reduced state and local income taxes.

Liquidity and Capital Resources

      For the year ended December 31, 2000, net cash flows used in operating activities were $9.9 million. Net cash flows used in operating activities were $3.1 million and $2.0 million for the years ended December 31, 1999 and 1998, respectively. Cash flows used in operations during the three-year period ended December 31, 2000 relate to our expansion and the resultant increases in net income offset by increased levels of receivables and inventories.

      At December 31, 2000, our average days sales outstanding was 53 days as compared to 47 days at December 31, 1999. The increase of our average days sales outstanding is primarily the result of increased sales of audio-visual integration system project sales, which typically have longer collection cycles than product sales. To date, management does not believe that the increase in the average days sales outstanding exposes us to increased credit risk, as the audio-visual integration system project sales are typically made to large, credit worthy customers.

      Average inventory turnover was nine and 10 times for the years ended December 31, 2000 and 1999, respectively. During 2000, gross inventory reductions resulting from the consolidation of our warehousing facilities were offset by the increase in sales that include an integration component, which typically do not turn as quickly as product only sales.

      Capital expenditures for the years ended December 31, 1998, 1999 and 2000 were $6.6 million, $10.1 million, and $11.2 million, respectively. Funds were used primarily to upgrade and enhance our computer systems and the build out of warehousing facilities. Cash paid for business combinations totaled $92.4 million, $11.2 million and $43.1 million in 1998, 1999 and 2000, respectively. In addition, the July 7, 2000 sale of the Azerty wholesale business generated $30.4 million in cash flows from investing activities.

      Cash flows provided by financing activities were $102.5 million, $24.7 million and $33.7 million for the years ended December 31, 1998, 1999 and 2000, respectively. Cash flows from financing activities are primarily affected by borrowings and repayments under our credit facility, sales of our common stock and purchases of treasury shares.

      Throughout our history, we have funded our operations with a combination of funds obtained from sales of our equity securities and bank loan financing. At December 31, 2000, our Canadian operations were financed with a long term $16.3 million line of credit, of which we had used $11.4 million. Our domestic operations were financed primarily with a long term line of credit (the "Credit Facility") financed by a consortium of seven banks (the "Banks") totalling $160.0 million, of which we had utilized $151.1 million.

      Additionally, we have utilized, from time to time, short term expansions of the Credit Facility which at December 31, 2000 totalled $21.0 million. We were indebted to our equity owned affiliate, Zengine, Inc. in the amount of $12.4 million, of which $8.5 million was loaned to us in connection with our acquisition of the assets of the bankrupt Intellysis Group, Inc. Finally, at December 31, 2000 we were indebted to the Fleet Bank for $4.6 million in short term loans expiring on March 31, 2001 relating to our acquisition of the Intellysis assets.

      Subsequent to December 31, 2000 we have either repaid, or extended, in the normal course of business, these short term borrowings and expect to continue to do so as needs arise in the future. From a longer term perspective, we are considering several financing alternatives, including sales of equity securities, sales of long-term debt securities and asset securitization transactions, among others.

      Based on the foregoing, we believe that our short and long term financing arrangements provide the financial resources and liquidity required to continue our operations in the normal course of business for the foreseeable future.

Credit Facility

      Loans under the Credit Facility may be incurred by MCSi from time to time to finance working capital and acquisitions and may be made at the Bank's prime rate (as defined) or at the defined published eurodollar rate plus a

"eurodollar margin" that ranges from 150 to 275 basis points based on certain indebtedness ratios of MCSi. Borrowings under the Credit Facility are secured by substantially all of our assets and property, including accounts receivable, equipment and inventory. The loan commitment terminates on the maturity date (December 10, 2003), unless terminated earlier. We may voluntarily prepay any advance without penalty or premium at any time or from time to time.

      The Credit Facility contains restrictive covenants, which may have an adverse effect on our operations in the future. We have agreed that, among other things, we will not: (i) change the nature of our business; (ii) liquidate or dissolve its affairs, merge, consolidate or acquire the property or assets of any person, other than permitted acquisitions that comply with the financial covenants of the credit facility, certain intercompany mergers, permitted investments, permitted dispositions, certain capital expenditures and leases; (iii) permit the incurrence of any other lien on our property and assets; (iv) incur certain other indebtedness; (v) pay cash dividends or repurchase more than a certain amount of our capital stock (vi) violate certain financial covenants; or (vii) engage in certain other transactions. During 2000, we exceeded our capital expenditure limit, which was waived by the Banks.

Inflation

      Certain of our product offerings have been and are expected to continue to be subject to significant price fluctuations due to inflationary and other market conditions. We are generally able to pass such increased costs on to our customers through price increases, although we may not be able to adjust our prices immediately. In general, we do not believe that inflation has had a material effect on our results of operations in recent years.

New Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133" ("SFAS 138"). SFAS 133 and the corresponding amendments under SFAS 138 are effective for fiscal years beginning after June 15, 2000. We have elected to adopt SFAS 133 and SFAS 138 effective January 1, 2001. SFAS 133 and SFAS 138 require that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified to earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. In the event that a hedging instrument is deemed to be ineffective under SFAS 133, the ineffective portion will be recognized in current period earnings. The impact of adopting SFAS 133 was not material to our consolidated financial position, results of operations and cash flows.

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenues in financial statements. Consistent with the requirements to implement SAB 101 no later than the fourth quarter for fiscal years beginning after December 15, 1999, we adopted the provisions of SAB 101 and the resulting impact was immaterial to our consolidated financial position, results of operations and cash flows.

      In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 140"). SFAS 140, which replaces Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," revises the standards for accounting for securitizations and other transfers of financial assets and collateral. The standard is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. We do not expect adoption of this standard to have any material impact to our consolidated financial position, results of operations and cash flows.

Item 7A. Quantitive and Qualitative Disclosure About Market Risk.

      The primary market risks facing us involve foreign currency risk, credit risk and interest rate risk.

      Foreign Operations. Since December 1998, we have had significant operations in Canada. Substantially all of those operations are conducted in Canadian dollars.

      Hedging Activities. From time-to-time, we enter into foreign currency forward contracts to hedge assets, liabilities or transactions denominated in foreign currencies. There were no forward contracts outstanding at December 31, 1999 and 2000.

      Credit Risk. Credit risk with respect to trade accounts receivable is generally diversified due to the large number of entities comprising our customer base. Management has established policies with respect to credit risks and monitors compliance with those policies. No single customer accounted for more than 10% of consolidated net sales for the years ended December 31, 1998, 1999 and 2000.

      Interest Rate Risk. We are exposed to interest rate risk because our borrowing arrangements generally carry variable rates of interest. In September 1999, we entered into a two-year $25.0 million interest rate swap transaction with the Banks. The interest rate swap hedges against potential interest rate increases by fixing the London Inter-Bank Offered Rate ("LIBOR") interest rate at 6.10% plus a "eurodollar margin" that ranges from 150 to 275 basis points based on certain indebtedness ratios. Because our Credit Facility charges us interest calculated at variable interest rates, a significant increase in general market rates of interest could have an adverse effect on us. For example, based upon the level of our variable borrowings at December 31, 2000, a 1% increase in interest rates would result in an increased pre-tax charge against earnings of approximately $1.6 million for the 2000 fiscal year.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

                                                                            Page
                                                                            ----

Report of Independent Accountants ........................................    17

Financial Statements:

Consolidated  Balance Sheet at December 31, 1999 and 2000 ................    18

Consolidated Statement of Operations for the years ended
            December 31, 1998, 1999 and 2000 .............................    19

Consolidated Statement of Changes in Stockholders' Equity for
            the years ended December 31, 1998, 1999 and 2000 .............    20

Consolidated Statement of Comprehensive Income for the years ended
            December 31, 1998, 1999 and 2000 .............................    21

Consolidated Statement of Cash Flows for the years ended
            December 31, 1998, 1999 and 2000 .............................    22

Notes to the Consolidated Financial Statements ...........................    23


                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of MCSi, Inc.

      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of MCSi, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP
Cincinnati, Ohio
March 30, 2001

                                   MCSi, INC.

                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)

                                                                   December 31,
                                                             -----------------------
                            Assets                              1999          2000
                                                                ----          ----
Current assets:
     Cash and cash equivalents ..........................    $   5,135     $   4,273
     Accounts receivable ................................      104,219       156,821
     Inventories ........................................       76,923        80,285
     Prepaid expenses ...................................          998         1,442
     Deferred income taxes ..............................          621         1,747
                                                             ---------     ---------
          Total current assets ..........................      187,896       244,568
 Property and equipment - net of accumulated
     depreciation .......................................       30,384        44,147
 Intangible assets - net of accumulated
     amortization of $4,686 and $8,381 at
     December 31, 1999 and 2000, respectively ...........      132,379       156,410
Equity investment in affiliate ..........................           --        27,205
Other assets ............................................        3,619         2,153
                                                             ---------     ---------
               Total assets .............................    $ 354,278     $ 474,483
                                                             =========     =========

            Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable - trade ...........................    $  59,781     $  78,658
     Accrued expenses, payroll and income taxes .........        9,104        18,168
     Short-term debt ....................................        8,802        38,216
                                                             ---------     ---------
       Total current liabilities ........................       77,687       135,042
  Long-term debt ........................................      149,461       166,326
  Deferred income taxes .................................          974        12,307
                                                             ---------     ---------
          Total liabilities .............................      228,122       313,675
                                                             ---------     ---------
  Commitments and contingencies .........................           --            --
  Redeemable minority interest in subsidiary ............        3,977            --
                                                             ---------     ---------
Stockholders' equity:
     Preferred stock, no par value; 5,000,000 shares
          authorized, none outstanding ..................           --            --
     Common stock, no par value;  30,000,000 shares
          authorized, 12,084,604 and 12,723,598 shares
          outstanding  at December 31, 1999 and 2000,
          respectively ..................................           --            --
     Additional paid-in capital .........................      100,131       126,765
     Retained earnings ..................................       23,413        38,638
     Cumulative other comprehensive income (loss) .......          802          (485)
     Unearned compensation ..............................          (90)           --
     Treasury stock, at cost (1999-84,944 shares;
          2000-161,289 shares) ..........................       (2,077)       (4,110)
                                                             ---------     ---------
               Total stockholders' equity ...............      122,179       160,808
                                                             ---------     ---------
               Total liabilities and stockholders' equity    $ 354,278     $ 474,483
                                                             =========     =========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                   MCSi, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                  (Dollars in thousands, except per share data)

                                                                            Year Ended December 31,
                                                                ----------------------------------------------
                                                                    1998             1999             2000
                                                                    ----             ----             ----
Net sales ..................................................    $    313,762     $    686,749     $    895,678

Cost of sales ..............................................         246,670          546,618          688,268
                                                                ------------     ------------     ------------

Gross profit ...............................................          67,092          140,131          207,410

Selling, general and administrative expenses ...............          53,389          111,537          165,813
                                                                ------------     ------------     ------------

Operating income ...........................................          13,703           28,594           41,597
Interest expense ...........................................          (2,611)          (9,773)         (15,381)
Other income (expense) .....................................             227              710              (64)
                                                                ------------     ------------     ------------

Income before income taxes .................................          11,319           19,531           26,152
Provision for income taxes .................................           4,994            8,393           10,927
                                                                ------------     ------------     ------------

Net income .................................................    $      6,325     $     11,138     $     15,225
                                                                ============     ============     ============

 Earnings per share of common stock-basic ..................    $       0.66     $       0.95     $       1.21
                                                                ============     ============     ============

 Earnings per share of common stock-diluted ................    $       0.65     $       0.93     $       1.19
                                                                ============     ============     ============

Weighted average number of common shares outstanding-basic .       9,536,957       11,548,589       12,302,220
                                                                ============     ============     ============

Weighted average number of common shares outstanding-diluted       9,677,285       11,732,355       12,592,997
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

                                   MCSi, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (Dollars in Thousands)





                                                                           Additional                     Treasury
                                            Shares           Treasury       paid-in        Retained        stock -
                                          outstanding         shares        capital        earnings        at cost
                                          -----------         ------        -------        --------        -------
Balance, December 31, 1997 ...........      6,621,164          (1,800)    $    19,096     $     5,950    $       (15)

Net income ...........................                                                          6,325
Purchases of treasury shares .........                       (428,466)                                        (7,593)
Shares issued in connection
 with business combinations ..........      2,514,321         333,266          31,323                          5,962
Net proceeds from secondary
 offering of common stock ............      2,415,000                          35,762
Transactions involving
 employee stock purchase plan.........                         17,586             (27)                           314
Unrealized loss on marketable
 securities ..........................
Cumulative translation
 adjustment ..........................
                                          --------------------------------------------------------------------------

Balance, December 31, 1998 ...........     11,550,485         (79,414)         86,154          12,275         (1,332)

Net income ...........................                                                         11,138
Shares issued in connection
 with business combinations ..........        478,662         244,512          13,833                          4,390
Purchases of treasury shares .........                       (271,600)                                        (5,508)
Transactions involving stock
 options and employee stock
 purchase plan........................         55,457          21,558             318                            373
Accretion of put option ..............                                           (174)
Unearned compensation ................
Unrealized gain on marketable
 securities ..........................
Cumulative translation
 adjustment ..........................
                                          --------------------------------------------------------------------------

Balance, December 31, 1999 ...........     12,084,604         (84,944)        100,131          23,413         (2,077)

Net income ...........................                                                         15,225
Shares issued in connection
 with business combinations ..........        562,519         304,157          10,718                          8,426
Purchases of treasury shares .........                       (401,700)                                       (11,029)
Transactions involving stock
 options and employee stock
 purchase plan .... ..................         76,475          21,198           1,508                            570
Accretion of put option ..............                                           (286)
Unearned compensation ................
Reclassification adjustment for
realized loss on marketable securities

Gain on affiliate sale of stock ......                                         14,694
Cumulative translation
 adjustment ..........................
                                          --------------------------------------------------------------------------

Balance, December 31, 2000 ...........     12,723,598        (161,289)    $   126,765     $    38,638    $    (4,110)
                                          ===========     ===========     ===========     ===========    ===========

                                                    Accumulated other
                                                  comprehensive income
                                                  --------------------
                                               Unrealized
                                                 loss on       Cumulative
                                               marketable      translation     Unearned
                                               securities      adjustment    compensation      Total
                                               ----------      ----------    ------------      -----
Balance, December 31, 1997 ...........        $        --     $        --     $        --     $    25,031

Net income ...........................                                                              6,325
Purchases of treasury shares .........                                                             (7,593)
Shares issued in connection
 with business combinations ..........                                                             37,285
Net proceeds from secondary
 offering of common stock ............                                                             35,762
Transactions involving
 employee stock purchase
 plan ................................                                                                287
Unrealized loss on marketable
 securities ..........................               (213)                                           (213)
Cumulative translation
 adjustment ..........................                                310                             310
                                              -----------------------------------------------------------

Balance, December 31, 1998 ...........               (213)            310              --          97,194

Net income ...........................                                                             11,138
Shares issued in connection
 with business combinations ..........                                                             18,223
Purchases of treasury shares .........                                                             (5,508)
Transactions involving stock
 options and employee stock
 purchase plan........................                                                                691
Accretion of put option ..............                                                               (174)
Unearned compensation ................                                                (90)            (90)
Unrealized gain on marketable
 securities ..........................                 21                                              21
Cumulative translation
 adjustment ..........................                                684                             684
                                              -----------------------------------------------------------

Balance, December 31, 1999 ...........               (192)            994             (90)        122,179

Net income ...........................                                                             15,225
Shares issued in connection
 with business combinations ..........                                                             19,144
Purchases of treasury shares .........                                                            (11,029)
Transactions involving stock
 options and employee stock
 purchase plan .......................                                                             2,078
Accretion of put option ..............                                                              (286)
Unearned compensation ................                                                 90             90
Reclassification adjustment for
realized loss on marketable securities                192                                            192

Gain on affiliate sale of stock ......                                                            14,694
Cumulative translation
 adjustment ..........................                             (1,479)                         (1,479)
                                              -----------------------------------------------------------

Balance, December 31, 2000 ...........        $        --     $      (485)    $        --     $   160,808
                                              ===========     ===========     ===========     ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                   MCSi, INC.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                             (Dollars in thousands)

                                                    Year Ended December 31,
                                              ---------------------------------
                                                  1998         1999        2000
                                                  ----         ----        ----
Net income ...............................    $  6,325     $ 11,138    $ 15,225

Other comprehensive income (loss):
Cumulative translation adjustment ........         310          684      (1,479)
(Loss) gain on marketable securities .....        (213)          21         192
                                              --------     --------    --------

Comprehensive income .....................    $  6,422     $ 11,843    $ 13,938
                                              ========     ========    ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                   MCSi, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)

                                                                                     Year Ended December 31,
                                                                            -------------------------------------
                                                                                 1998          1999          2000
                                                                                 ----          ----          ----
Cash flows from operating activities:
     Net income ........................................................    $   6,325     $  11,138     $  15,225
     Adjustments to reconcile net income to cash used in operating activities:
           Depreciation and amortization ...............................        2,439         5,552        10,311
           Other non-cash items ........................................           --          (113)           91
           Deferred income taxes .......................................          276           790         1,312
           Changes in assets and liabilities, net of effects of business combinations and dispositions:
                     Accounts receivable ...............................       (9,029)       (7,011)      (40,113)
                     Inventories .......................................       (2,158)      (23,293)           68
                     Prepaid expenses and other assets .................          (18)          873        (1,154)
                     Accounts payable - trade ..........................          461        11,542         6,825
                     Accrued expenses, payroll and income taxes ........         (254)       (2,505)       (2,506)
                                                                            ---------     ---------     ---------
                     Cash used in operating activities .................       (1,958)       (3,072)       (9,941)
                                                                            ---------     ---------     ---------
Cash flows from investing activities:
           Capital expenditures ........................................       (6,645)      (10,100)      (11,162)
           (Investments in) proceeds from cash surrender value of
             insurance policies ........................................         (139)           --         1,816
           Cash paid for equity investment .............................           --            --        (2,593)
           Business combinations .......................................      (92,353)      (11,219)      (43,088)
           Proceeds from sale of Azerty ................................           --            --        30,449
           Cash included in business combinations ......................          762            48         1,452
                                                                            ---------     ---------     ---------
                     Cash used in investing activities .................      (98,375)      (21,271)      (23,126)
                                                                            ---------     ---------     ---------
Cash flows from financing activities:
           Proceeds from sale of subsidiary stock ......................           --         3,871            --
           Proceeds  from sale of common stock .........................       36,049           691         2,078
           Repayment of debt acquired in business combinations .........      (21,700)       (7,588)      (11,850)
           Purchase of treasury shares .................................       (7,593)       (5,508)      (11,029)
           Net proceeds from debt ......................................       95,790        33,193        54,485
                                                                            ---------     ---------     ---------
                     Cash provided by financing activities .............      102,546        24,659        33,684
                                                                            ---------     ---------     ---------
Effect of exchange rates on cash .......................................          239           659        (1,479)
                                                                            ---------     ---------     ---------
           Net increase (decrease)  in cash and cash equivalents .......        2,452         1,020          (862)
           Cash and cash equivalents - beginning of year ...............        1,663         4,115         5,135
                                                                            ---------     ---------     ---------
           Cash and cash equivalents - end of year .....................    $   4,115     $   5,135     $   4,273
                                                                            =========     =========     =========

Supplemental cash flow information:
           Income taxes paid ...........................................    $   4,581     $   6,389     $   6,615
           Interest paid ...............................................    $   2,196     $   9,021     $  14,348
           Fair value of common stock issued in business combinations ..    $  37,285     $  18,223     $  19,144
           Debt issued in business combinations ........................    $      --     $   8,206     $      --

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                   MCSi, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)

Note 1. Organization and Operations

      MCSi, Inc. (the "Company") operates in one business segment and sells a wide variety of computer supplies and audio-visual presentation products and services to corporate customers, governmental agencies, universities, hospitals and, to a lesser extent, computer supply dealers throughout the United States and Canada.

      Credit risk with respect to trade accounts receivable is generally diversified due to the large number of entities comprising the Company's customer base. Management establishes policies with respect to credit risks and monitors compliance with those policies. No single customer accounted for more than 10% of consolidated sales for any period presented.

Note 2. Summary of Significant Accounting Policies

Consolidation

      The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. As more fully described in
Note 10, Zengine, Inc. ("Zengine"), in which the Company owned a 68.5% interest at December 31, 1999, completed an initial public offering ("IPO") of its common stock during the year ended December 31, 2000, which reduced the Company's ownership interest in Zengine below fifty percent. Accordingly, the financial statements of Zengine have been consolidated for the year ended December 31, 1999 and accounted for on the equity method for the year ended December 31, 2000. The Company's investment in Zengine at December 31, 2000 is included in the accompanying balance sheet under the caption "Equity investment in affiliate." The Company's equity in the results of operations of Zengine for the year ended December 31, 2000 was not significant and was included in other income (expense) of the consolidated statement of operations. At December 31, 2000, the fair market value of the equity investment in Zengine was $58,764.

Foreign Currencies

      The financial statements of the Company's Canadian subsidiaries, whose functional currencies are the Canadian dollar, are translated to U.S. dollars at period end exchange rates for assets and liabilities and at weighted average exchange rates for the results of operations. The resulting translation gains or losses are accumulated in a separate component of stockholders' equity. During the year ended December 31, 2000, inter-company loans to the Canadian subsidiaries, which had previously been viewed as permanent financing, were repaid and resulted in a realized foreign exchange loss of $629.

      Forward foreign currency contracts are used to manage currency risks relating to existing assets or liabilities and purchase commitments denominated in a foreign currency. Net contract values are included in receivables or payables as appropriate. At December 31, 1999 and 2000, no forward exchange contracts were outstanding.

Cash and Cash Equivalents

      Cash and cash equivalents include cash on hand and on deposit and highly liquid investments with initial maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value.

Revenue Recognition

      The Company primarily derives revenue from two sources: product/equipment sales and integrated systems contracts. Sales of product/equipment are recognized upon shipment, when risks and rewards of ownership are passed to the customer.

                                   MCSi, INC.

                  (Dollars in thousands, except per share data)

      Revenue relating to installing, designing and servicing integration systems contracts is recognized based on the percentage that labor costs incurred to date bear to total labor costs expected for the contract. Losses expected to be incurred are recorded when such losses are known.

      To date, loss contracts and product/equipment returns have not represented a significant percentage of revenue.

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

                                                       Estimated Useful Lives
                                                       ----------------------
          Buildings ..............................          30 years
          Furniture, fixtures, equipment and
           information systems ...................          3 to 10 years
          Leasehold improvements .................          3 to 5 years
          Transportation equipment ...............          5 years

      The cost of properties retired or otherwise disposed of, together with the accumulated depreciation provided thereon, is eliminated from the accounts. Any gain or loss is recognized in income.

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

Fair Value of Financial Instruments

      The following methods were used by the Company in estimating its fair value disclosures for financial instruments:

      Cash and cash equivalents, accounts receivable and accounts payable - The carrying amount reported in the balance sheet approximate fair value.

      Derivative contracts - The fair value of the Company's foreign exchange contracts and interest rate swap arrangements are estimated based on quoted market prices of comparable contracts.

                                   MCSi, INC.

                  (Dollars in thousands, except per share data)

      Available-for-sale marketable securities - The fair value of available-for-sale marketable securities is obtained from quoted market prices. Marketable securities are reported on the balance sheet at fair value with resulting gains or losses that are considered to be temporary, recorded as a component of stockholder's equity. Losses that are considered to be other than temporary are recorded as other income or expense in the statement of operations.

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

Reclassifications

      Certain prior year information has been reclassified to conform to the 2000 presentation.

New Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities
- an Amendment of FASB Statement No. 133" ("SFAS 138"). SFAS 133 and the corresponding amendments under SFAS 138 are effective for fiscal years beginning after June 15, 2000. The Company has elected to adopt SFAS 133 and SFAS 138 effective January 1, 2001. SFAS 133 and SFAS 138 require that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified to earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. In the event that a hedging instrument is deemed to be ineffective under SFAS 133, the ineffective portion will be recognized in current period earnings. The impact of adopting SFAS 133 was not material to consolidated financial position, results of operations and cash flows.

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenues in financial statements. Consistent with the requirements to implement SAB 101 no later than the fourth quarter for fiscal years beginning after December 15, 1999, the Company adopted the provisions of SAB 101 and the resulting impact was immaterial to consolidated financial position, results of operations and cash flows.

      In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 140"). SFAS 140, which replaces Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," revises the standards for accounting for securitizations and other transfers of financial assets and collateral. The standard is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company does not expect adoption of this standard to have any material impact on its consolidated financial position, results of operations and cash flows.

                                   MCSi, INC.

                  (Dollars in thousands, except per share data)

Note 3. Acquisitions/Divestitures

      For several years the Company has been engaged in an active program to acquire companies engaged in the computer supply and audio-visual presentation products industry. During 2000, the Company acquired four such entities, all in purchase business combinations. Earnings of each of the acquired entities have been recorded by the Company beginning with the respective acquisition dates. The aggregate purchase price of the acquired entities of $62,232 was comprised of $41,060 in cash, 866,676 shares of the Company's common stock with a fair value of $19,144, and related out of pocket expenses totaling $2,028.

      During 1999, the Company acquired seven such entities, all in purchase business combinations. Earnings of each of the acquired entities have been recorded by the Company beginning with the respective acquisition dates. The aggregate purchase price of the acquired entities of $37,648 was comprised of $9,398 in cash, 723,174 shares of the Company's common stock with a fair value of $18,223, notes payable due to sellers aggregating $8,206 due in January and February 2000 (which were paid at maturity), and related out of pocket expenses totaling $1,821.

      The acquisition price of all of these transactions has been allocated to the estimated fair value of the assets acquired and the liabilities assumed, with the residual being allocated to intangible assets (goodwill) which is being amortized over a forty year life, as summarized in the following table:

                                                 1999            2000
                                             Acquisitions    Acquisitions
                                             ------------    ------------
         Cash ...........................      $     48       $  1,452
         Accounts receivable ............        21,289         26,461
         Inventories ....................        13,521         10,898
         Deferred income taxes ..........           160            202
         Property and equipment .........         3,955          8,009
         Other assets ...................         1,309          1,691
         Payables and accruals ..........       (18,463)       (18,301)
         Debt ...........................       (16,249)        (3,644)
         Goodwill .......................        32,078         35,464
                                               --------       --------
         Purchase price .................      $ 37,648       $ 62,232
                                               ========       ========

      The following unaudited pro forma financial information reflects the effect of the acquisitions described in the preceding paragraphs assuming each acquisition had occurred at the beginning of the period shown:

                                                 Year Ended December 31,
                                             -----------------------------
                                                 1999            2000
                                                 ----            ----
      Net sales .........................    $   985,335     $   1,081,431
                                             ===========     =============
      Net (loss) income .................    $    (1,001)    $         426
                                             ===========     =============
      (Loss) earnings per share of common
           stock-basic ..................    $     (0.09)    $        0.01
                                             ===========     =============
      (Loss) earnings per share of common
           stock-diluted ................    $     (0.09)    $        0.01
                                             ===========     =============

      The purchase allocation of the acquisitions completed in 2000 are subject to finalization of pre-existing contingencies and other purchase accounting adjustments, none of which are expected to be material.

      In July 2000, the Company sold certain of the assets and liabilities of its specialty wholesale division operating as Azerty Canada. The gain resulting from this transaction was not material to the Company's results of operations. Net sales from this division were approximately $116,000 and $61,000 for the years ended December 31, 1999 and 2000, respectively.

                                   MCSi, INC.

                  (Dollars in thousands, except per share data)

Note 4. Accounts Receivable

                                                               December 31,
                                                         ----------------------

                                                           1999          2000
                                                           ----          ----
              Trade customers ......................    $ 104,642     $ 156,283
              Other ................................          802         1,173
              Less - allowance for doubtful accounts       (1,225)         (635)
                                                        ---------     ---------
                                                        $ 104,219     $ 156,821
                                                        =========     =========

      The following table summarizes the activity in the Company's allowance for doubtful accounts:

                                                      Year Ended December 31,
                                                -------------------------------
                                                  1998        1999        2000
                                                  ----        ----        ----
      Balance, beginning of period .......      $   221     $   677     $ 1,225
      Additional provisions ..............          548         654          85
      Write-offs, net of recoveries ......          (92)       (106)       (675)
                                                -------     -------     -------
      Balance, end of period .............      $   677     $ 1,225     $   635
                                                =======     =======     =======

Note 5. Borrowing Arrangements

      The following is a summary of the Company's long-term borrowings:

                                                        December 31,
                                                --------------------------
                                                   1999            2000
                                                   ----            ----

      Long-term lines-of-credit ..........      $ 144,865       $ 162,486
      Capitalized lease obligations ......          5,192           4,163
      Less current portion ...............           (596)           (323)
                                                ---------       ---------
      Total  long-term debt ..............      $ 149,461       $ 166,326
                                                =========       =========

      The following is a summary of the Company's short-term borrowings:

                                                                                 December 31,
                                                      -------------------------------------------------------------
                                                        Maturity          Interest
                                                          Date              Rate             1999           2000
                                                          ----              ----             ----           ----
      Short-term borrowing......................      June 30, 2001         11.2%        $        --     $   21,000
      Notes payable:
             Zengine - demand ..................           Demand            5.6%                 --          3,860
             Zengine - term.....................      July 1, 2001          Prime                 --          8,500
      Term .....................................      March 30, 2001     Prime + .50%             --          4,533
      Current maturities of long-term
             debt...............................                                                 596            323
      Notes payable in connection with
             business combinations..............      January 2000           N/A               8,206             --
                                                                                         -----------     ----------
                                                                                         $     8,802     $   38,216
                                                                                         ===========     ==========

                                   MCSi, INC.

                  (Dollars in thousands, except per share data)

Long term borrowings

      The Company finances its U.S. operations with a $160,000 revolving line of credit (the "Credit Facility") with a consortium of banks (the "Banks"). This Credit Facility expires in December 2003. The Credit Facility enables the Company to borrow funds and repay funds during the term of the agreement and contains restrictive covenants which include, among other restrictions: (i) the maintenance of certain financial ratios; (ii) restrictions on (a) the purchase or sale of assets, (b) any merger, sale or consolidation activity, (c) loans, investments and guarantees made by the Company, (d) lease and sale and leaseback transactions, and (e) capital expenditures; and (iii) certain limitations on the incurrence of other indebtedness. In addition, the Credit Facility prohibits the payment of dividends and certain repurchases of the Company's common stock. During 2000, the Company exceeded its capital expenditure limit, which was waived by the Banks. The Credit Facility is collateralized by substantially all of the Company's assets. The interest rate for the Credit Facility is based upon either the LIBOR rate plus a variable spread or the prime rate. The weighted-average interest rate at December 31, 2000 was 9.1%. Borrowings outstanding under the Credit Facility at December 31, 2000 totaled $151,067.

      In order to hedge its interest rate risk under the Credit Facility, in September 1999, the Company entered into a two-year $25,000 interest rate swap transaction with the credit facility group. The interest rate swap hedges against potential interest increases by fixing the LIBOR interest rate at 6.10% plus a "eurodollar margin" that ranges from 150 to 275 basis points based on certain indebtedness ratios of the Company. The Company would be exposed to interest rate changes if the counter party failed to perform on the interest rate swap arrangement. At December 31, 2000, the fair value of the interest rate swap was not material.

      In October 2000, the Company's wholly-owned Canadian subsidiaries entered into a line-of-credit agreement with a Canadian bank under which the subsidiaries may borrow based on accounts receivable and inventories up to a maximum of $16,250. The revolving line-of-credit expires October 2003 and contains restrictive covenants similar to the Credit Facility.
Borrowings outstanding on the revolving line-of-credit are collateralized by substantially all of the assets of the Canadian subsidiaries. The interest rate for the revolving line-of-credit is based upon either the Canadian bank's prime rate of interest plus a variable spread or the U.S. base rate plus a variable rate of interest. Borrowings outstanding under this line of credit totaled $11,419 at December 31, 2000 and the related interest rate was 8.2%.

      The Company's capital lease obligations are described in Note 9.

Short-term debt

      As a part of the Credit Facility, the Banks have from time-to-time advanced funds to the Company on a short-term basis. These short term borrowings are either repaid by the Company or extended in the ordinary course of business. At December 31, 2000, these short-term borrowings totaled $21,000. Based upon amendments effected during the first quarter of 2001, the borrowings, originally due on March 30, 2001, are now due on June 30, 2001.

      The Company has two borrowing arrangements with Zengine. In connection with certain e-commerce, leasing, distribution and administrative service agreements entered into between the Company and Zengine in October 1999, the Company provides certain services to and receives services from Zengine which are "net settled" on a monthly basis. At December 31, 2000, the Company is indebted to Zengine for $3,860 in relation to this arrangement. This arrangement will cease when the e-commerce, distribution and administrative services contracts expire on September 30, 2001, unless they are renewed prior to that time. Management expects that the arrangements will be renewed prior to that time.

      In connection with an asset acquisition completed in December 2000, the Company borrowed $8,500 from Zengine to fund a portion of the purchase price. The Company subsequently repaid $3,740 during the first quarter of 2001 and extended the due date of the remaining principal balance to July 1, 2001. In connection with the same acquisition, the Company borrowed $4,533 from a bank which was repaid prior to March 30, 2001 using collections from the acquired accounts receivable.

      As discussed in Note 3, the Company issued a note payable for $8,206 in connection with acquisitions completed in December 1999, which was repaid in the first quarter of 2000.

Note 6. Property and Equipment

      Property and equipment consists of the following:

                                                               December 31,
                                                          ---------------------
                                                            1999         2000
                                                            ----         ----
            Buildings ............................        $  4,484     $  4,484
            Furniture, fixtures, equipment
             and information systems .............          30,611       47,628
            Leasehold improvements ...............           2,294        4,177
            Transportation equipment .............           1,666        2,747
                                                          --------     --------
                                                            39,055       59,036
            Less - accumulated depreciation ......          (8,671)     (14,889)
                                                          --------     --------
                                                          $ 30,384     $ 44,147
                                                          ========     ========

Note 7. Employee Benefit Plans

      The Company's employee benefit plans are defined contribution plans and include employee savings plans and profit sharing plans. Savings plans cover substantially all employees and include Company matches to employee contributions limited to a percent of the employee's compensation. The profit sharing plans cover employees (excluding sales personnel, officers of the Company and employees of the Company's subsidiaries) who meet certain minimum employment requirements. Expenses under these plans were $256, $361 and $355 for the years ended December 31, 1998, 1999 and 2000, respectively.

Note 8. Income Taxes

      The components of pre-tax income of the Company consists of the following:

                                                     Year Ended December 31,
                                                  -----------------------------
                                                    1998       1999       2000
                                                    ----       ----       ----
      Domestic ...............................    $10,790    $17,651    $22,573
      Foreign ................................        529      1,880      3,579
                                                  -------    -------    -------
            Total ............................    $11,319    $19,531    $26,152
                                                  =======    =======    =======

                 The provision (benefit) for taxes on income consists of the following:

                                                     Year Ended December 31,
                                                  -----------------------------
                                                    1998       1999       2000
                                                    ----       ----       ----
      Current:
           Federal ...........................    $ 3,660    $ 6,466    $ 7,400
           State .............................        831        803      1,073
           Foreign ...........................        227        206      1,142
                                                  -------    -------    -------
                Total ........................      4,718      7,475      9,615
                                                  -------    -------    -------
      Deferred:
           Federal ...........................        247        262      1,224
           State .............................         29         42        105
           Foreign ...........................         --        614        (17)
                                                  -------    -------    -------
                Total ........................        276        918      1,312
                                                  -------    -------    -------
                    Total tax provision ......    $ 4,994    $ 8,393    $10,927
                                                  =======    =======    =======

                                   MCSi, INC.

                  (Dollars in thousands, except per share data)

      Deferred tax assets and liabilities are comprised of the following:

                                                               December 31,
                                                           --------------------
                                                             1999        2000
                                                             ----        ----
      Deferred tax assets:
           Reserves and accruals not yet deductible        $    163    $    985
           Tax credit carry forwards ..............              --         346
           Start-up and related costs .............             479         293
           Marketable securities ..................             128         154
           Inventory ..............................             411          --
           Other ..................................              47           5
                                                           --------    --------
                Total current deferred tax assets .        $  1,228    $  1,783
                                                           ========    ========

      Deferred tax liabilities:
           Investment in affiliate ................        $     --    $ (9,165)
           Intangible assets ......................          (1,315)     (2,022)
           Fixed assets ...........................            (266)     (1,120)
           Inventory ..............................              --         (36)
                                                           --------    --------
                Total deferred tax liabilities ....          (1,581)    (12,343)
                                                           --------    --------
                  Net deferred taxes ..............        $   (353)   $(10,560)
                                                           ========    ========

A reconciliation of the federal statutory tax rate to the Company's effective tax rate is as follows:

                                                                    Year Ended December 31,
                                                               -------------------------------
                                                                   1998       1999        2000
                                                                   ----       ----        ----
U.S. federal statutory rate applied to income before tax       $  3,848   $  6,836    $  9,153
State income taxes, net of federal income tax effect ...            568        549         766
Non-deductible goodwill amortization ...................            402        886       1,202
Effect of foreign taxes ................................             47        162        (128)
Other ..................................................            129        (40)        (66)
                                                               --------   --------    --------
                                                               $  4,994   $  8,393    $ 10,927
                                                               ========   ========    ========

Note 9. Leases

      The Company leases office space, a majority of which are leased from related parties (certain directors, officers, shareholders and former owners of acquired entities) under various operating and capital leases. Lease terms range from one to 27 years. When operating leases expire, they are generally renewed or replaced by similar leases and renewal options. The total rental expense under operating leases amounted to $3,038, $4,596 and $8,070 for the years ended December 31, 1998, 1999 and 2000, respectively.

                                   MCSi, INC.

                  (Dollars in thousands, except per share data)

      Following is a summary of future minimum rental payments with respect to leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2000:

                                                       Capitalized     Operating
             Year Ending December 31,                    leases          leases
                       2001 ..................          $    567        $ 11,122
                       2002 ..................               560           9,439
                       2003 ..................               549           8,044
                       2004 ..................               528           6,454
                       2005 ..................               528           5,163
                       Later years ...........            10,868           9,817
                                                        --------        --------
                  Total minimum lease payments            13,600        $ 50,039
                                                                        ========

             Imputed interest ................             9,478
                                                        --------

             Present value of minimum
                  capitalized lease payments .             4,122
             Current portion .................               (86)
                                                        --------
             Long-term capital lease
                  obligations ................          $  4,036
                                                        ========

Note 10. Stockholder's Equity

      In March 1999, Zengine awarded 300,000 shares of Zengine's common stock to three of its key executives and recorded compensation expense of $90. Unearned compensation relating to this award is included as a component of stockholders' equity. In connection with Zengine's IPO, the unearned compensation associated with these awards vested in full.

      In October 1999,Zengine sold 266,667 shares of the subsidiary's common stock to outside investors (the "investors") for total gross proceeds of $4,000 (net proceeds after offering costs were $3,871). At the time of the foregoing sale of Zengine's common stock to the investors, the Company provided those investors with a put option which required the Company, at the option of the holder, to repurchase the 266,667 Zengine shares for $6,083. The put option was not exercisable until September 30, 2002 and would have expired on September 30, 2004. The Company was accreting the difference between the sales price of the stock in this transaction and its redemption amount over the period ending September 30, 2002. This accretion took the form of a charge against equity, but was deducted from earnings available to common shareholders in the calculation of earnings per share. During the years ended December 31, 1999 and 2000, the accretion resulted in a charge to equity of $174 and $286, respectively. The put expired on the effective date of the IPO.

      On September 20, 2000, Zengine completed its IPO of 4,290,000 shares of its common stock. The IPO resulted in an increase in the Company's basis in Zengine of approximately $24,500, which was recorded as an increase in equity investment in affiliate and an offsetting increase in additional paid-in capital of $14,700 and deferred income tax liabilities of $9,800.

Note 11. Stock Option and Purchase Plans

      Employee Incentive Stock Option Plans

      The employee incentive stock option plans authorize the granting of options to purchase up to 2,025,000 shares of common stock to eligible officers and key employees at not less than the market value on the date the options are granted. The option period may not exceed ten years from the date of grant. Vesting periods are determined by the Compensation Committee of the Board of Directors and are generally three years.

                                   MCSi, INC.

                  (Dollars in thousands, except per share data)

The following table summarizes activity in these stock option plans in numbers of shares:

                                                   Year Ended December 31,
                                           ---------------------------------------
                                                1998         1999           2000
                                                ----         ----           ----
         Outstanding, beginning balance       205,650       840,150      1,058,962
         Granted ......................       634,500       351,630        380,220
         Exercised ....................            --       (55,457)       (76,475)
         Forfeited ....................            --       (77,361)       (43,884)
                                           ----------    ----------     ----------
         Outstanding, ending balance ..       840,150     1,058,962      1,318,823
                                           ==========    ==========     ==========

      At December 31, 2000, outstanding stock options were exercisable at the following price ranges per share: $5.67-$6.83 (91,800 shares), $9.17-$9.33 (170,675 shares) and $15.88-$23.69 (1,056,348 shares). At December 31, 2000, the weighted average exercise price of options outstanding was $17.16 per share. Of the options outstanding at December 31, 2000, 525,078 options were currently exercisable at a weighted average exercise price of $13.98 per share.

      Non-employee Directors Stock Option Plans

      The 1996 and 2000 Non-employee Directors Stock Option Plans (the "Directors Plans") authorize the granting of options to purchase a total of 250,000 shares of common stock at exercise prices not less than the market value of a share of common stock on the date the options are granted.

      The 1996 Directors Plan authorized the granting of options to purchase 15,000 shares of common stock to each director who was not an employee of the Company at the first annual meeting of shareholders following the Company's initial public offering. During 1997, options to purchase of 45,000 shares were issued at $10.25 per share. The option period may not exceed ten years from the date of grant. The options vest ratably over a three year period. No options under this Plan have been exercised.

      Additionally, the 1996 Directors Plan authorized the granting of options to purchase 5,000 shares of common stock, not to exceed 15,000 shares for any non-employee director elected subsequent to the first annual meeting of shareholders. Any options granted subsequent to the initial meeting of shareholders vest ratably over a three year period.

      The 2000 Directors Plan provided for a grant of 15,000 shares to each non-employee director at the date the plan was approved. These shares vest over a three year period with 5,000 shares vesting on the date of grant. In addition, the 2000 Directors Plan provides for an automatic annual grant of 5,000 shares to each non-employee director on the date of the Company's annual meeting. These annual grants vest immediately. All options granted under the 2000 Directors Plan have a ten year life.

      Pro forma Information

      SFAS No. 123, "Accounting for Stock-Based Compensation," requires companies electing to follow existing accounting rules to disclose the pro forma effect as if the fair value based method of accounting called for by SFAS No. 123 had been applied. As permitted by the standard, the Company has elected to continue to follow existing accounting guidance, Accounting Principles Board Opinion No. 25 and related interpretations, for stock based compensation.

                                   MCSi, INC.

                  (Dollars in thousands, except per share data)

      The weighted average fair value per share of stock options granted in 1998 was $7.39, in 1999 was $9.16, and in 2000 was $12.28. The fair values of the options were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants issued in 1998, 1999 and 2000 respectively: dividend yield of 0% for each year, expected volatility of 53.7%, 41.97% and 54.88%; risk-free interest rate of 5.9%, 6.0% and 6.6%; and expected lives of five years for each such year. If compensation cost for the Company's stock based compensation plans had been determined based on the fair value at the grant dates consistent with the provisions of SFAS No. 123, the Company's net income and per share earnings available to common shareholders for 1998, 1999 and 2000 would have been reduced to the pro forma amounts indicated below:

                                                                         Year Ended December 31,
                                                                 --------------------------------------
                                                                    1998          1999          2000
                                                                    ----          ----          ----
      Net income - as reported ...........................       $    6,325    $   11,138    $   15,225
                                                                 ==========    ==========    ==========

      Pro forma net income ...............................       $    5,717    $   10,056    $   13,153
                                                                 ==========    ==========    ==========

      Earnings per common share - basic, as reported .....       $     0.66    $     0.95    $     1.21
                                                                 ==========    ==========    ==========

      Earnings per common share - diluted, as reported ...       $     0.65    $     0.93    $     1.19
                                                                 ==========    ==========    ==========

      Pro forma earnings per common share - basic ........       $     0.60    $     0.86    $     1.05
                                                                 ==========    ==========    ==========

      Pro forma earnings per common share - diluted ......       $     0.59    $     0.84    $     1.02
                                                                 ==========    ==========    ==========

Employee Stock Purchase Plan.

      In 1998, the Company initiated a non-compensatory employee stock purchase plan ("ESPP") available to all employees. The ESPP enables employees to purchase stock at 91% of its fair value on the date of purchase.

                                   MCSi, INC.

                  (Dollars in thousands, except per share data)


Note 12. Basic and Diluted Earnings Per Common Share

      The only dilutive securities of the Company relate to stock options. The computation of basic and diluted earnings per common share is shown below:

                                            1998                          1999                           2000
                                 --------------------------     ---------------------------    --------------------------
                                    Income        Shares          Income         Shares         Income          Shares

                                 (Numerator)   (Denominator)    (Numerator)   (Denominator)   (Numerator)    (Denominator)
                                 -----------   -------------    -----------   -------------   -----------    -------------
Net income as reported ......    $     6,325                    $    11,138                   $    15,225
Effect of accretion of
   redeemable stock .........             --                           (174)                          (286)
                                 -----------                    -----------                   -----------
Income available to
   common stockholders ......    $     6,325      9,536,957     $    10,964      11,548,589    $    14,939     12,302,220
                                 -----------                    -----------                   -----------

Effect of dilutive securities                       140,328                         183,766                       290,777
                                                  ---------                      ----------                    ----------

Income available to common
   stockholders plus assumed
   exercise .................    $     6,325      9,677,285     $    10,964      11,732,355    $    14,939     12,592,997
                                 ===========    -----------     ===========     -----------    ===========    -----------
Basic earnings per common
   share ....................                   $      0.66                     $      0.95                   $      1.21
                                                ===========                     ===========                   ===========
Diluted earnings per common
   share ....................                   $      0.65                     $      0.93                   $      1.19
                                                ===========                     ===========                   ===========

      All stock options outstanding at December 31, 1998, December 31, 1999 and December 31, 2000 were included in the computation of diluted earnings per common share for the years ended December 31, 1998, 1999 and 2000, respectively.

Note 13. Commitments and Contingencies

      In the normal course of business the Company is subject to claims, both asserted and unasserted. Based on information presently available at December 31, 2000, management does not believe that any of these issues would have a material effect on the Company's financial position and results of operations.

                                   MCSi, INC.

                  (Dollars in thousands, except per share data)

Note 14. Geographic and Product Disclosures

The following table summarizes net sales and long-lived assets by geographic location:

      Net sales

                                                     Year Ended December 31,
                                                --------------------------------
                                                  1998        1999        2000
                                                  ----        ----        ----
      United States ................            $297,849    $514,078    $731,104
      Canada .......................              15,913     172,671     164,574
                                                --------    --------    --------
            Total ..................            $313,762    $686,749    $895,678
                                                ========    ========    ========

      Long-lived assets

                                                               December 31,
                                                        ------------------------
                                                          1999            2000
                                                          ----            ----

      United States ................................    $146,176        $217,129
      Canada .......................................      20,206          12,786
                                                        --------        --------
           Total ...................................    $166,382        $229,915
                                                        ========        ========

      Commencing in 1999, the Company began monitoring two primary categories of net sales. Product sales include net sales derived from supplying products/equipment to customer orders. Integrated systems includes net sales derived from supplying products/equipment as well as installing, designing and servicing the application of the products/equipment into specific use by the customer.

                                                         Year Ended December 31
                                                        ------------------------
                                                          1999            2000
                                                          ----            ----
Product sales ......................................    $586,417        $663,429
Integrated systems ................................      100,332         232,249
                                                        --------        --------
     Total .........................................    $686,749        $895,678
                                                        ========        ========

                                   MCSi, INC.

                  (Dollars in thousands, except per share data)

Note 15. Selected Quarterly Financial Information (Unaudited):

      The following table sets forth selected quarterly financial data for 1999 and 2000.

1999                                             1st Quarter      2nd Quarter     3rd Quarter       4th Quarter
----                                            ------------     ------------     ------------     ------------
Net sales ..................................    $    153,869     $    158,516     $    181,781     $    192,583
Cost of sales ..............................         124,842          127,053          145,695          149,028
                                                ------------     ------------     ------------     ------------
Gross profit ...............................          29,027           31,463           36,086           43,555
Selling, general and administrative expenses          22,490           24,541           28,705           35,801
                                                ------------     ------------     ------------     ------------
Operating income ...........................           6,537            6,922            7,381            7,754
Interest expense ...........................          (2,130)          (2,393)          (2,649)          (2,600)

Other income ...............................             108              152               91              358
                                                ------------     ------------     ------------     ------------
Income before income taxes .................           4,515            4,681            4,823            5,512
Provision for income taxes .................           2,095            2,157            2,055            2,086
                                                ------------     ------------     ------------     ------------
Net income .................................    $      2,420     $      2,524     $      2,768     $      3,426
                                                ============     ============     ============     ============
Earnings per share of common stock-basic ...    $       0.21     $       0.22     $       0.24     $       0.28
                                                ============     ============     ============     ============
Earnings per share of common stock-diluted .    $       0.21     $       0.22     $       0.24     $       0.27
                                                ============     ============     ============     ============
Weighted average number of common
       shares outstanding-basic ............      11,491,697       11,433,345       11,529,799       11,738,027
                                                ============     ============     ============     ============
Weighted average number of common
       shares outstanding-diluted ..........      11,726,844       11,633,652       11,688,185       11,993,013
                                                ============     ============     ============     ============

2000                                             1st Quarter      2nd Quarter     3rd Quarter       4th Quarter
----                                            ------------     ------------     ------------     ------------
Net sales ..................................    $    203,685     $    235,892     $    223,152     $    232,949
Cost of sales ..............................         157,914          185,722          170,594          174,038
                                                ------------     ------------     ------------     ------------
Gross profit ...............................          45,771           50,170           52,558           58,911
Selling, general and administrative expenses          36,720           40,068           42,146           46,879
                                                ------------     ------------     ------------     ------------
Operating income ...........................           9,051           10,102           10,412           12,032

Interest expense ...........................          (3,419)          (3,761)          (3,745)          (4,456)

Other income/(expense) .....................             520               86             (158)            (512)
                                                ------------     ------------     ------------     ------------
Income before income taxes .................           6,152            6,427            6,509            7,064
Provision for income taxes .................           2,646            2,713            2,799            2,769
                                                ------------     ------------     ------------     ------------
Net income .................................    $      3,506     $      3,714     $      3,710     $      4,295
                                                ============     ============     ============     ============
Earnings per share of common stock-basic ...    $       0.28     $       0.29     $       0.29     $       0.35
                                                ============     ============     ============     ============
Earnings per share of common stock-diluted .    $       0.28     $       0.29     $       0.29     $       0.34
                                                ============     ============     ============     ============
Weighted average number of common
       shares outstanding-basic ............      11,996,069       12,452,152       12,356,941       12,402,022
                                                ============     ============     ============     ============
Weighted average number of common
       shares outstanding-diluted ..........      12,319,516       12,664,553       12,684,579       12,682,819
                                                ============     ============     ============     ============

o Aggregated quarterly earning per share amounts may not equal earnings per share amounts for the year due to the method of performing calculations. Additionally, amounts for the first and second quarters of 2000 have been modified from amounts shown in the Company's Form 10-Qs for those periods to reflect accounting for Zengine on the equity method.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information required by this item concerning the directors of the Company is incorporated by reference to "Information with Respect to Nominees for Director Executive Officers" in the Company's Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders of the Company (the "2001 Proxy Statement").

Item 11. EXECUTIVE COMPENSATION

      Information required by this item is incorporated by reference to "Management Compensation" in the 2001 Proxy Statement.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information required by this item is incorporated by reference to "Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management" in the 2001 Proxy Statement.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information required by this item is incorporated by reference to "Certain Transactions" in the 2001 Proxy Statement.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)         (1) and (2) Financial Statements

            Financial Statements

            See index to consolidated financial statements on page 16 of this Form 10-K.

            Financial Statement Schedules

            All financial statement schedules are omitted because they are not applicable or not required, or because the required financial information is included in the consolidated financial statements or notes thereto.

            (3) Exhibits

            See Index to Exhibits below.

(b)         Reports on Form 8-K filed in the fourth quarter of 2000

            None.

(c)         Exhibits

Index to Exhibits

Exhibit
  No.          Description
  ---          -----------

3.1         Articles of Incorporation of MCSi, Inc. (1)
3.2         Bylaws of MCSi, Inc. (1)
4.0         Form of Stock Certificate of MCSi, Inc.(2)
10.1        Lease by and between Draft Partnership and Miami Computer Supply,
            Inc. dated October 26, 1995. (2)
10.2        Lease by and between John Schwarz, Sr., Marcella Schwarz, John
            Schwarz, Jr., and Robert T. Schwarz and Miami Computer Supply, Inc., dated June 30, 1994. (2)
10.3        Miami Computer Supply, Inc. Profit Sharing Plan. (2)
10.4        Miami Computer Supply, Inc. Section 125C Cafeteria Plan. (2)
10.5        Credit Agreement between Miami Computer Supply, Inc. and National
            City Bank, as Administrative Agent, and the Named Lending
            Institutions, dated January 8, 1998. (3)
10.6        Epson Authorized Reseller Agreement dated June 28, 1995. (2)
10.7        Proxima Reseller Agreement dated May 29, 1996. (2)
10.8        Hewlett Packard U.S. Reseller Channel Agreement as amended January
            1, 1996. (2)
10.9        Lexmark Dealer Agreement dated November 1986. (2)
10.10       3M Authorized Distributor Agreement dated January 27, 1987. (2)
10.11 Employment Agreement by and between MCSi, Inc. and Michael E. Peppel dated as of January 1, 2000.
10.12       Employment Agreement by and between Dreher Business Products
            Corporation and Michael Trebilcock dated as of December 15, 1998.
10.13       Split Dollar Agreement by and between Miami Computer Supply, Inc.
            and Thomas C. Winstel dated December 1, 1995. (1)
10.14       MCSi, Inc. 1996 Stock Option Plan. (1)
10.15       MCSi, Inc. 1996 Non-employee Director Stock Option Plan. (1)
10.16       MCSi, Inc. Amended and Restated 2000 Stock Option Plan. (4)
10.17       MCSi, Inc. 2000 Non-employee Director Stock Option Plan. (4)



10.18 Amendment No. 1 to the Amended and Restated Credit Agreement, dated as of December 1, 1998 among the Company, as the Borrower, the Financial Institutions Named therein, as Lenders, National City
            Bank, as a Lender and as Documentation Agent, PNC Bank, National
            Association, as a Lender, the Swing Line Lender, a Letter of Credit of Issuer and as Administrative Agent, dated March 31, 1999. (5)
10.19 Amendment No. 2 to the Amended and Restated Credit Agreement, dated as of December 1, 1998 among the Company, as the Borrower, the Financial Institutions Named therein, as Lenders, National City
            Bank, as a Lender and as Documentation Agent, PNC Bank, National
            Association, as a Lender, the Swing Line Lender, a Letter of Credit of Issuer and as Administrative Agent, dated April 19, 1999. (5)
10.20 Amendment No. 3 to the Amended and Restated Credit Agreement dated as of December 1, 1998 among the Company, as the Borrower, the Financial Institutions Named therein, as Lenders, National City
            Bank, as a Lender and as Documentation Agent, PNC Bank, National
            Association, as a Lender, the Swing Line Lender, a Letter of Credit of Issuer and as Administrative Agent, dated August 13, 1999. (5)
10.21 Amendment No. 4 to the Amended and Restated Credit Agreement, dated as of December 1, 1998 among the Company, as the Borrower, the Financial Institutions Named therein, as Lenders, National City
            Bank, as a Lender and as Documentation Agent, PNC Bank, National
            Association, as Lender, the Swing Line Lender, a Letter of Credit of
            Issuer and as Administrative Agent, dated August 13, 1999. (5)
10.22 Amendment No. 5 to the Amended and Restated Credit Agreement, dated as of December 1, 1998 among the Company, as the Borrower, the Financial Institutions Named therein, as Lenders, National City
            Bank, as a Lender and as Documentation Agent, PNC Bank, National
            Association, as a Lender, the Swing Line Lender, a Letter of Credit of Issuer and as Administrative Agent, dated December 20,1999. (5)
10.23 Amendment No. 6 to the Amended and Restated Credit Agreement, dated as of December 1, 1998 among the Company, as the Borrower, the Financial Institutions Named therein, as Lenders, National City
            Bank, as a Lender and as Documentation Agent, PNC Bank, National
            Association, as a Lender, the Swing Line Lender, a Letter of Credit of Issuer and as Administrative Agent, dated January 10, 2000. (5)
10.24 Amendment No. 7 to the Amended and Restated Credit Agreement, dated as of December 1, 1998 among the Company, as the Borrower, the Financial Institutions Named therein, as Lenders, National City
            Bank, as a Lender and as Documentation Agent, PNC Bank, National
            Association, as a Lender, the Swing Line Lender, a Letter of Credit of Issuer and as Administrative Agent, Dated February 4, 2000. (5)
10.25 Amendment No. 8 to the Amended and Restated Credit Agreement, dated as of December 1, 1998 among the Company, as the Borrower, the Financial Institutions Named therein, as Lenders, National City
            Bank, as a Lender and as Documentation Agent, PNC Bank, National
            Association, as a Lender, the Swing Line Lender, a Letter of Credit of Issuer and as Administrative Agent, dated April 30, 2000. (5)
10.26 Amendment No. 9 to the Amended and Restated Credit Agreement, dated as of December 1, 1998 among the Company, as the Borrower, the Financial Institutions Named therein, as Lenders, National City
            Bank, as a Lender and as Documentation Agent, PNC Bank, National
            Association, as a Lender, the Swing Line Lender, a Letter of Credit of Issuer and as Administrative Agent, dated May 31, 2000. (5)
10.27 Amendment No. 10 to the Amended and Restated Credit Agreement, dated as of December 1, 1998 among the Company, as the Borrower, the Financial Institutions Named therein, as Lenders, National City
            Bank, as a Lender and as Documentation Agent, PNC Bank, National
            Association, as a Lender, the Swing Line Lender, a Letter of Credit of Issuer and as Administrative Agent, dated September 27, 2000. (6)
10.28 Amendment No. 11 to the Amended and Restated Credit Agreement, dated as of December 1, 1998 among the Company, as the Borrower, the Financial Institutions Named therein, as Lenders, National City
            Bank, as a Lender and as Documentation Agent, PNC Bank, National
            Association, as a Lender, the Swing Line Lender, a Letter of Credit of Issuer and as Administrative Agent, dated December 28, 2000.
10.29       Asset Purchase Agreement by and between MCSi, Inc. and Intellisys
            Group, Inc. dated October 6, 2000.(7)
10.30       Amended Asset Purchase Agreement by and between MCSi, Inc. and
            Intellisys Group, Inc. dated November 13, 2000.(7)
10.31       Amendment to the Asset Purchase Agreement by and between MCSi, Inc.
            and Intellisys Group, Inc. dated November 24, 2000.(7)
10.32       Amendment to Asset Purchase Agreement by and between MCSi, Inc. and
            Intellisys Group, Inc. dated December 29, 2000.(7)
10.33       Last Out Participation Agreement by and between MCSi, Inc. and Fleet
            Business Credit Corporation dated October 6, 2000.(7)



10.34       Loan Agreement by and between West Lake Acquisition Corporation,
            Agoura Hills Corporation and MCSi-IG-PV, Inc. and Fleet Business
            Credit Corporation dated December 29, 2000.(7)
10.35       Loan Agreement by and between MCSi, Inc., West Lake Acquisition
            Corporation, Agoura Hills Corporation and MCSi-IG-PV, Inc. and
            Zengine, Inc. dated December 29, 2000.(7)
10.36       Loan Agreement by and among Zengine, Inc. and MCSi-California, Inc.,
            Digital Networks Corporation and MCSi-Texas, Inc. dated as of
            December 29, 2000. (8)
10.37       Secured Promissory Note from MCSi-California, Inc., Digital Networks
            Corporation and MCSi-Texas, Inc. dated as of December 29, 2000. (8)
10.38       Security Agreement by and among Zengine, Inc., MCSi-California,
            Inc., Digital Networks Corporation and MCSi-Texas, Inc. dated as of
            December 29, 2000. (8)
10.39       Secured Continuing Corporate Guaranty dated as of December 29, 2000 from MCSi-California, Inc. (8)
10.40       Secured Continuing Corporate Guaranty dated as of December 29, 2000 from Digital Networks Corporation. (8)
10.41       Secured Continuing Corporate Guaranty dated as of December 29, 2000 from MCSi-Texas, Inc. (8)
21.0        Subsidiaries of the Registrant.
23.0        Consent of PricewaterhouseCoopers LLP.
99.0        Forward-Looking Information.


--------------

(1) Incorporated by reference from the Company's definitive proxy statement for the 2000 Annual Meeting of Stockholders filed with the Commission on April 13, 2000.

(2) Incorporated by reference from the Company's Registration Statement on Form S-1 as filed with the Commission on November 11, 1996 (SEC File No. 333-12689).

(3) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1999 as filed with the Commission on March 31, 2000.

(4) Incorporated by reference from the Company's Registration Statement on Form S-8 as filed with the Commission on December 22, 2000 (SEC File No. 333-52606).

(5) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 filed with the Commission on August 14, 2000.

(6) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 filed with the Commission on November 14, 2000.

(7) Incorporated by reference from the Company's Current Report on Form 8-K filed with the Commission on January 12, 2001.

(8) Incorporated by reference from Zengine, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000 filed with the Commission on February 14, 2001. (SEC File No. 000-31411).

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              MCSi, Inc.


                                              By /s/ Michael E. Peppel
                                                 -------------------------------
                                                 Michael E. Peppel
                                                 Chairman, President and Chief
                                                 Executive Officer

Date: March 30, 2001

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

         Signature and Title                                  Date
         -------------------                                  ----

/s/Robert G. Hecht                                            March 30, 2001
------------------------------------------
Robert G. Hecht
Vice Chairman  of the
Board and Director


/s/ Harry F. Radcliffe                                        March 30, 2001
------------------------------------------
Harry F. Radcliffe
Treasurer and Director


/s/ Richard L. Posen                                          March 30, 2001
------------------------------------------
Richard Posen
Director


/s/ Michael E. Peppel                                         March 30, 2001
------------------------------------------
Michael E. Peppel
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)


/s/ Ira H. Stanley                                            March 30, 2001
------------------------------------------
Ira H. Stanley
Vice President and Chief Financial Officer
(Principal Accounting Officer)
