Form 10-Q
period 2001-03-31
MCSI INC
filed 2001-05-14
CIK 1023519

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                   (Mark One)
    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

         At May 11, 2001, 12,779,051 shares of common stock, no par value per share, of the registrant were outstanding.

                                   MCSi, INC.

                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2001

                                      INDEX

                                                                                         PAGE
                                                                                         ----
PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements:
  Consolidated Balance Sheet.......................................................        3
  Consolidated Statement of Operations.............................................        4
  Consolidated Statement of Cash Flows.............................................        5
  Notes to Unaudited Consolidated Financial Statements.............................      6-7

Item 2.  Management's Discussion and Analysis of
 Results of Operations and Financial Condition.....................................     8-10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk................       11

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings.........................................................       12
Item 2.  Changes in Securities.....................................................       12
Item 3.  Default Upon Senior Securities............................................       12
Item 4.  Submission of Matters to a Vote of Security Holders.......................       12
Item 5.  Other Information.........................................................       12
Item 6.  Exhibits and Reports on Form 8-K..........................................       12
Signatures.........................................................................       13



As used in this report on Form 10-Q unless the context otherwise requires, the terms "we", "us" or the "Company" and "MCSi" refer to MCSi, Inc., a Maryland corporation and its consolidated subsidiaries.

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                                   MCSi, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                                        March 31,      December 31,
                                                                          2001            2000
                                                                          ----            ----
                             ASSETS
Current assets:
     Cash and cash equivalents  . . . . . . . . . . . . . . . . .     $   4,157        $   4,273
     Accounts receivable . . . . . . . . .. . . . . . . . . . . .       166,623          156,821
     Inventories  . . . . . . . . . . . . . . . . . . . . . . . .        81,115           80,285
     Prepaid expenses   . .  . . . . . . .. . . . . . . . . . . .         1,448            1,442
     Deferred income taxes. . . . . . . . . . . . . . . . . . . .         1,747            1,747
                                                                      ---------        ---------
          Total current assets  . . . . . . . . . . . . . . . . .       255,090          244,568
Property and equipment - net of accumulated
     depreciation. . . . . . . . . . . . .  . . . . . . . . . . .        46,700           44,147
Intangible assets - net of accumulated amortization . . . . . . .       156,054          156,410
Equity investment in affiliate . . . . . . . . . . . .  . . . . .        27,479           27,205
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . .         2,044            2,153
                                                                      ---------        ---------
          Total assets  . . . .  . . . . . . . . . . . . . .  . .     $ 487,367        $ 474,483
                                                                      =========        =========

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable - trade . . . . . . . . . . . . . . . . .. .     $  98,116        $  78,658
    Accrued expenses, payroll and income taxes . . . . . . . .. .        17,605           18,168
    Short-term debt . . . . . . . . . . . . . . . . . . . . . . .        29,781           38,216
                                                                      ---------        ---------
          Total current liabilities . . . . . . . . . . . . . . .       145,502          135,042
    Long-term debt . . . . . . . . . . . . . . . . . . . . . ....       168,129          166,326
    Deferred income taxes . . . . . . .. . . . . . . . . . . ....        12,307           12,307
                                                                      ---------        ---------
          Total liabilities . . . . . . . . . . . . . . . . . . .       325,938          313,675
                                                                      ---------        ---------

Stockholders' equity:
    Preferred stock, no par value; 5,000,000 shares
      authorized, none outstanding . . . . . . . . . . . . . . ..            --               --
    Common stock, no par value;  30,000,000 shares
      authorized, 12,772,351 and 12,723,598 shares
      outstanding  at March 31, 2001 and
      December 31, 2000, respectively. . . . . . . . . . . . . ..            --               --
    Additional paid-in capital. . . . . . . . . . . . . . . . . .       126,744          126,765
    Retained earnings . . . .  . . . . . . . . . . . . . . . . ..        42,628           38,638
    Cumulative other comprehensive income (loss). . . . . . . . .        (1,550)            (485)
    Treasury stock, at cost (295,318 and 161,289 shares
      at March 31, 2001 and December 31, 2000 respectively) . . .        (6,393)          (4,110)
                                                                      ---------        ---------
          Total stockholders' equity . . . .  . . . . . . . . . .       161,429          160,808
                                                                      ---------        ---------
             Total liabilities and stockholders' equity . . . . .     $ 487,367        $ 474,483
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

                                     MCSi, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                  (Dollars in thousands, except per share data)


                                                               QUARTER ENDED
                                                                 MARCH 31,
                                                                 ---------
                                                            2001            2000
                                                            ----            ----
Net sales........................................      $    244,512     $    203,685

Cost of sales....................................           182,006          157,914
                                                       ------------     ------------

Gross profit.....................................            62,506           45,771

Selling, general and administrative
 expenses........................................            50,956           36,720
                                                       ------------     ------------

Operating income.................................            11,550            9,051
Interest expense.................................            (4,931)          (3,419)
Other income.....................................               237              520
                                                       ------------     ------------

Income before income taxes.......................             6,856            6,152
Provision for income taxes.......................             2,866            2,646
                                                       ------------     ------------

Net income.......................................      $      3,990     $      3,506
                                                       ============     ============

Earnings per share of common stock -
   basic.........................................      $       0.32     $       0.28
                                                       ============     ============
Earnings per share of common stock -
   diluted......................................       $       0.32     $       0.28
                                                       ============     ============

Weighted average number of common
   shares outstanding - basic....................        12,494,792       11,996,069
                                                       ============     ============

Weighted average number of common
  shares outstanding - diluted...................        12,609,916       12,319,516
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

                                   MCSi, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in thousands)


                                                                       QUARTER ENDED
                                                                          MARCH 31,
                                                                          ---------
                                                                     2001            2000
                                                                     ----            ----
Cash flows from operating activities:
  Net income.................................................       $ 3,990        $ 3,506
  Adjustments to reconcile net income to cash provided by
    operating activities:
    Depreciation and amortization............................         3,605          1,853
  Other non-cash items.......................................           (90)          (244)
  Changes in assets and liabilities, net of effects
    of business combinations:
      Accounts receivable....................................        (9,802)       (18,748)
      Inventories............................................        (1,947)           310
      Prepaid expenses and other assets......................           (39)         1,132
      Accounts payable - trade...............................        19,459         15,130
      Accrued expenses, payroll and income taxes.............            (5)        (2,046)
                                                                    -------        -------
      Cash provided by operating activities..................        15,171            893
                                                                    -------        -------


Cash flows from investing activities:
      Capital expenditures...................................        (4,331)        (1,712)
      Cash paid for equity investment........................            --         (1,517)
      Business combinations .................................          (954)          (744)
                                                                    -------        -------
      Cash used in investing activities......................        (5,285)        (3,973)
                                                                    -------        -------


Cash flows from financing activities:
      Purchase of treasury shares............................        (2,549)        (1,567)
      Proceeds from sale of common stock.....................           244            346
      Net changes in debt....................................        (6,632)         5,412
                                                                    -------        -------
      Cash (used in) provided  by financing activities.......        (8,937)         4,191
                                                                    -------        -------


Effect of exchange rates on cash.............................        (1,065)          (375)
                                                                    -------        -------
      Net increase (decrease) in cash and cash equivalents...          (116)           736
      Cash and cash equivalents - beginning of period........         4,273          5,135
                                                                    -------        -------
      Cash and cash equivalents - end of period..............       $ 4,157        $ 5,871
                                                                    =======        =======













              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                   MCSi, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                  (Dollars in thousands, except per share data)
NOTE 1 - GENERAL

         The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of SEC Regulation S-X. Consequently, they do not include all the disclosures required under generally accepted accounting principles for complete financial statements. However, in the opinion of the management of MCSi, Inc. (the "Company"), the consolidated financial statements presented herein contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company and its consolidated subsidiaries. For further information regarding the Company's accounting policies and the basis of presentation of the financial statements, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, (the "Annual Report"). The results of the Company's operations for the interim periods presented are not necessarily indicative of the operating results for the full fiscal year or any future interim periods.

NOTE 2 - ACQUISITIONS

         As disclosed in the Annual Report, the Company has been involved in an active acquisition program. Results of operations for the three months ended March 31, 2001 include the impact of entities acquired during 2000, which are not included in the results of operations for the three months ended March 31, 2000. The following pro forma information illustrates the effect of these 2000 acquisitions made during fiscal 2000 assuming they had occurred on January 1, 2000.


                                                                      Three months ended
                                                                        March 31, 2000
                                                                      ------------------
         Net sales  . . . . . . . . . . . . . . . . . . . . . . .     $   241,879

         Net income (loss). . . . . . . . . . . . . . . . . . . .     $    (6,621)

         Basic earnings (loss) per share. . . . . . . . . . . . .     $     (0.55)

         Diluted earnings (loss) per share  . . . . . . . . . . .     $     (0.55)


         The pro forma statement of operations data reflect the effects of the purchase price allocation and the resultant amortization and additional interest expense associated with the cash used to fund the acquisitions, along with other adjustments directly attributable to the transactions. The pro forma data reflects adjustments directly related to the acquisitions and does not include adjustments that may arise as a consequence of the acquisitions, such as cost savings, improved efficiencies, etc. Therefore, the pro forma data is not necessarily indicative of operating results that would have occurred for the three month period ended March 31, 2000, or in future periods, had the acquisitions actually occurred on January 1, 2000.

NOTE 3 - COMPREHENSIVE INCOME

         Comprehensive income was $ 2,925 and $3,100 for the three months ended March 31, 2001 and 2000, respectively.

                                   MCSi, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                  (Dollars in thousands, except per share data)

NOTE 4 - BASIC AND DILUTED EARNINGS PER COMMON SHARE

         The only dilutive securities of the Company relate to stock options. The computation of basic and diluted earnings per common share is shown below:


                                                                                     Quarter Ended
                                                                     March 31, 2001                  March 31, 2000
                                                                     --------------                  --------------
                                                                 Income       Shares           Income          Shares
                                                              (Numerator)  (Denominator)     (Numerator)    (Denominator)
                                                              -----------  -------------    ------------    -------------
             Net income as reported.....................      $     3,990                   $     3,506
             Effect of accretion of
                redeemable stock........................               --                          (104)
                                                              -----------                   -----------
             Income available to
                common stockholders.....................      $     3,990     12,494,792    $     3,402      11,996,069
                                                              ===========                   ===========
             Effect of dilutive securities..............                         115,124                        323,447
                                                                             -----------                    -----------

             Income available to common
               stockholders plus assumed
                   exercise.............................      $     3,990     12,609,916    $     3,402      12,319,516
                                                              ===========    ===========    ===========     ===========

             Basic earnings per common
                share...................................                     $      0.32                    $      0.28
                                                                             ===========                    ===========
             Diluted earnings per common
                share...................................                     $      0.32                    $      0.28
                                                                             ===========                    ===========



NOTE 5 - NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133" ("SFAS 138"). The Company adopted SFAS 133 and SFAS 138 effective January 1, 2001. The impact of adopting SFAS 133 was not material to the consolidated financial position, results of operations and cash flows for the period ended March 31, 2001.

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

         Our competitive strengths include; (i) our highly skilled direct sales specialists that sell nationally known audio-visual presentation, broadcast, professional video, computer technology, multimedia conferencing and networking products; (ii) our technical service specialists that design, install and service sophisticated systems; (iii) our strong relationship with over 500 original equipment manufacturers, including Hewlett-Packard, Sharp Electronics, NEC, InFocus, Proxima, Lexmark, Sony, Extron and Epson; (iv) our selection of more than 75,000 different products: presentation products, including projectors and electronic whiteboards; broadcast and pro-video products, including high definition and digital broadcast equipment; and computer technology products, including printers, computers and accessories; (v) our long-standing relationships with more than 50,000 active customers, which include small to medium sized businesses as well as large corporations, governments and educational institutions; (vi) and, the growing demand for complex integration projects from blue-chip clients, such as Boeing, Hewlett-Packard, McDonald's, Microsoft, Pfizer and AOL/Time-Warner.

         Although we have sold audio-visual and computer technology products from our inception, we began to focus on the integration services related to those products in 1998 when we acquired Consolidated Media Systems, Inc. Since that time, we have grown the integration services portion of our business both internally and by acquisition, the most recent of which was the acquisition of certain assets from, and the hiring of 320 people formerly associated with, the bankrupt estate of the Intellisys Group, Inc. in December 2000. We believe that our integration services business provides better margins than our audio-visual and computer technology products business at the present time and expect that portion of our business to grow in the near term, subject to the factors set forth herein.

         We intend to continue the tactical implementation of our business plan and continue to leverage and grow as a leading provider of convergent products and services in multiple market spaces. The focused emphasis of the sales, engineering and support personnel is the delivery of comprehensive multi-vendor solutions to more than 50,000 active clients. We intend to continue our vigorous expansion over the next few quarters through internal growth, strategic mergers and alliances with industry "partners" and by hiring certain experienced sales representatives in and outside of our current market areas (some of whom may be constrained from working in their present locations for a period of time). There can be no assurance that any acquisition can or will be consummated on terms favorable to us or that we will not need additional debt or equity financing to continue our growth strategy.

         We announced on April 26, 2001 that we have received proposals from several private equity groups to acquire the Company as a result of our strategic options study undertaken by the Board of Directors in the first quarter of 2001. We cannot predict whether any transaction can or will be negotiated, or if negotiated, what the terms of such a transaction may be.

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

         NET SALES. Net sales for the three months ended March 31, 2001 increased by $40.8 million, or 20.0%, to $244.5 million from $203.7 million for the three months ended March 31, 2000. Of the net sales increase, $41.1 million was attributable to the impact of acquisitions made during 2000 and $28.6 million is a result of increased sales penetration, increased product offerings to existing customers and an expanded sales force. Increased sales attributable to the impact of our acquisitions and internal growth for the three months ended March 31, 2001 was partially offset by a net sales reduction of $28.9 million as a result of our July 7, 2000 sale of the Azerty Canada wholesale business. Sales returns are not material to our results of operations.

         GROSS PROFIT. Gross profit for the three months ended March 31, 2001 increased by $16.7 million or 36.5%, to $62.5 million from $45.8 million for the three months ended March 31, 2000. Gross profit as a percentage of net sales for the three months ended March 31, 2001 was 25.6% compared to 22.5% for the three months ended March 31, 2000. The increase in the gross profit percentage was due primarily to the increase in audio-visual systems integration project sales, which have higher gross profit percentage, as compared to computer technology product sales. Additionally, the aforementioned sale of the Azerty wholesale division resulted in improved margins, as the Azerty wholesale division generated average gross profit margins of less than 10%.

         SELLING GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three months ended March 31, 2001 increased by $14.2 million, to $51.0 million from $36.7 million for the three months ended March 31, 2000. As a percentage of net sales, selling, general and administrative expenses were 20.8% for the three months ended March 31, 2001 compared to 18.0% for the three months ended March 31, 2000. This increase was due primarily to increased audio-visual integration system sales, which have a higher percentage of selling, general and administrative expenses than computer technology product sales.

         OPERATING INCOME. Operating income for the three months ended March 31, 2001 increased by $2.5 million to $11.6 million from $9.1 million for the three months ended March 31, 2000, for the reasons stated above. Operating margins were 4.7% for the three months ended March 31, 2001 compared to 4.5% for the three months ended March 31, 2000.

         INTEREST EXPENSE. Interest expense for the three months ended March 31, 2001 increased to $4.9 million from $3.4 million for the three months ended March 31, 2000 due primarily to the increased level of indebtedness incurred during 2000, which was used primarily for business combinations and working capital requirements.

         PROVISION FOR INCOME TAXES. Provision for income taxes for the three months ended March 31, 2001 increased $0.3 million to $2.9 million from $2.6 million for the three months ended March 31, 2000 due to an increase in pre-tax income and a reduction in the effective tax rate. Our effective tax rate was 41.8% for the three months ended March 31, 2001 and 43.0% for the three months ended March 31, 2000. The reduced tax rate is primarily the result of reduced international and state taxes.

LIQUIDITY AND CAPITAL RESOURCES

         For the three months ended March 31, 2001, net cash flows provided by operating activities were $15.2 million. Net cash flows provided by operating activities were $0.9 million for the three months ended March 31, 2000. Cash flows provided by operations during the three month period ended March 31, 2001 relate to the resultant increases in net income and payables as a result of cash management practices offset by increased levels of receivables.

         At March 31, 2001, our average days sales outstanding was 54 days as compared to 52 days at March 31, 2000. The increase of our average days sales outstanding is primarily the result of increased sales of audio-visual integration system project sales, which typically have longer collection cycles than product sales. To date, management does not believe that the increase in the average days sales outstanding exposes us to increased credit risk, as the audio-visual integration system project sales are typically made to large, credit worthy customers.

         Average inventory turnover on an annualized basis was nine and eight times for the three months ended March 31, 2001 and 2000, respectively. The increase over the first quarter last year basis was primarily the result of consistent inventory levels with an increased level of sales.

         Capital expenditures for the three months ended March 31, 2001 were $4.3 million. Funds were used primarily to upgrade and enhance our computer systems and to purchase rental equipment.

         Cash flows used in financing activities were $8.9 million for the three months ended March 31, 2001. Cash flows from financing activities are primarily affected by borrowings and repayments under our credit facility and other loans from our affiliate, Zengine, Inc., and Fleet Bank, sales of our common stock due to option exercises and purchases of treasury shares.

         Throughout our history, we have funded our operations with a combination of funds obtained from sales of our equity securities and bank loan financing. At March 31, 2001, our Canadian operations were financed with a long term $16.3 million line of credit, of which we had used $11.6 million. Our domestic operations were financed primarily with a long term line of credit (the "Credit Facility") financed by a consortium of seven banks (the "Banks") totaling $160.0 million, of which we had utilized $152.5 million.

         Additionally, we have utilized from time to time, short term expansions of the Credit Facility, which totaled $21.0 million at March 31, 2001. In December 2000, we borrowed $8.5 million from our equity owned affiliate, Zengine, Inc., of which $4.2 million remained outstanding at March 31, 2001 in connection with our acquisition of the assets of the bankrupt Intellisys Group, Inc.

         During the three months ended March 31, 2001 we have either repaid, or extended, in the normal course of business, these short term borrowings and expect to continue to do so as needs arise in the future. From a longer term perspective, we are considering several financing alternatives, including sales of equity securities, sales of long-term debt securities and asset securitization transactions, among others.

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

         The Credit Facility contains restrictive covenants, which may have an adverse effect on our operations in the future. We have agreed that, among other things, we will not: (i) change the nature of our business; (ii) liquidate or dissolve our affairs, merge, consolidate or acquire the property or assets of any person, other than permitted acquisitions that comply with the financial covenants of the Credit Facility, certain intercompany mergers, permitted investments, permitted dispositions, certain capital expenditures and leases;
(iii) permit the incurrence of any other lien on our property and assets; (iv) incur certain other indebtedness; (v) pay cash dividends or repurchase more than a certain amount of our capital stock; (vi) violate certain financial covenants; or (vii) engage in certain other transactions.

INFLATION

         Certain of our product offerings have been and are expected to continue to be subject to price fluctuations due to inflationary and other market conditions. We are generally able to pass such increased costs on to our customers through price increases, although we may not be able to adjust our prices immediately. In general, we do not believe that inflation has had a material effect on our results of operations in recent years.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133" ("SFAS 138"). We have adopted SFAS 133 and SFAS 138 effective January 1, 2001. The impact of adopting SFAS 133 was not material to our consolidated financial position, results of operations and cash flows for the period ended March 31, 2001.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         No significant market risk changes occurred in the three-month period ended March 31, 2001. Refer to Item 7A in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 for further information.

                            PART II-OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         The Company is involved in routine legal proceedings occurring in the ordinary course of business, which, in the aggregate, are believed by management to be immaterial. Reference is made to the Company's Form 10-K for the year ended December 31, 2000 concerning certain pending litigation. There was no significant change in the status of the case PHILIPS v. MCSi, INC., ETAL.

ITEM 2.  CHANGES IN SECURITIES
         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         Not applicable.

ITEM 5.  OTHER INFORMATION
         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

         Exhibit 99 - Safe Harbor Under the Private Securities Litigation Reform Act of 1995

(b)   Reports on Form 8-K

         Form 8-K filed on January 12, 2001-Acquisition of Assets of Intellisys.

         Form 8-K filed on January 16, 2001-Consent of PricewaterhouseCoopers.

         Form 8-K filed on January 22, 2001-Announcement of a letter received from Anthony W. Liberati regarding purchase of stock.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   MCSi, Incorporated
                                   (Registrant)


Date:  May 14, 2001
                                   By: /s/ Ira H. Stanley
                                      ------------------------------------------
                                   Ira H. Stanley
                                   Vice President - Chief Financial Officer