Form 10-Q
period 2001-06-30
MCSI INC
filed 2001-08-13
CIK 1023519

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

                   FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

         At August 10, 2001, 12,785,568 shares of common stock, no par value per share, of the registrant were outstanding.

                                   MCSI, INC.

                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2001

                                      INDEX

PART I - FINANCIAL INFORMATION                                                           PAGE
Item 1.  Financial Statements:
  Consolidated Balance Sheet . . . . . . . . . . . . . . . . . . . . . . . . . .          3
  Consolidated Statement of Operations . . . . . . . . . . . . . . . . . . . . .          4
  Consolidated Statement of Cash Flows . . . . . . . . . . . . . . . . . . . . .          5
  Notes to Unaudited Consolidated Financial Statements . . . . . . . . . . . . .         6-7

Item 2.  Management's Discussion and Analysis of
 Results of Operations and Financial Condition . . . . . . . . . . . . . . . . .        8-11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk. . . . . . .          12

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . .          13
Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . . . . . . . . .          13
Item 3.  Default Upon Senior Securities. . . . . . . . . . . . . . . . . . . . .          13
Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . . . . .          13
Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . .          13
Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . .          13
Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          14



As used in this report on Form 10-Q unless the context otherwise requires, the terms "we", "us" or the "Company" and "MCSi" refer to MCSi, Inc., a Maryland corporation and its consolidated subsidiaries.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                   MCSI, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                             (Dollars in thousands)


                                                                     June 30,    December 31,
                             ASSETS                                    2001          2000
                                                                       ----          ----
 Current assets:
     Cash and cash equivalents ..................................   $   5,480    $   4,273
     Accounts receivable ........................................     156,889      156,821
     Inventories ................................................      67,549       80,285
     Prepaid expenses ...........................................       1,470        1,442
     Deferred income taxes ......................................       1,747        1,747
                                                                    ---------    ---------
          Total current assets ..................................     233,135      244,568
 Property and equipment - net of accumulated
    depreciation ................................................      47,914       44,147
 Intangible assets - net of accumulated  amortization ...........     159,785      156,410
 Equity investment in affiliate .................................      26,837       27,205
 Other assets ...................................................       2,646        2,153
                                                                    ---------    ---------
         Total assets ...........................................   $ 470,317    $ 474,483
                                                                    =========    =========

               LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
  Accounts payable - trade ......................................   $  96,189    $  78,658
  Accrued expenses, taxes and customer deposits .................       8,973       18,168
  Short-term debt ...............................................      21,585       38,216
                                                                    ---------    ---------
          Total current liabilities .............................     126,747      135,042
 Long-term debt .................................................     166,461      166,326
 Deferred income taxes ..........................................      12,307       12,307
                                                                    ---------    ---------
          Total liabilities .....................................     305,515      313,675
                                                                    ---------    ---------

Stockholders' equity:
   Preferred stock, no par value; 5,000,000 shares
        authorized, none outstanding ............................        --           --
   Common stock, no par value;  30,000,000 shares
       authorized, 12,784,968 and 12,723,598 shares
         outstanding  at June 30, 2001 and
          December 31, 2000, respectively .......................        --           --
   Additional paid-in capital ...................................     126,994      126,765
   Retained earnings ............................................      46,388       38,638
   Cumulative other comprehensive income (loss)  ................        (800)        (485)
   Treasury stock, at cost (396,064 and 161,289 shares
    at June 30, 2001 and December 31, 2000 respectively)  .......      (7,780)      (4,110)
                                                                    ---------    ---------
        Total stockholders' equity .............................      164,802      160,808
                                                                    ---------    ---------
          Total liabilities and stockholders' equity ............   $ 470,317    $ 474,483
                                                                    =========    =========



The accompanying notes are an integral part of these consolidated financial statements.

                                   MCSI, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                  (Dollars in thousands, except per share data)


                                                   QUARTER ENDED                  SIX MONTHS ENDED
                                                      JUNE 30,                        JUNE 30,
                                                      -------                         -------
                                                 2001            2000            2001            2000
                                                 ----            ----            ----            ----
 Net sales ..............................   $    222,187    $    235,892    $    466,699    $    439,577
 Cost of sales ..........................        161,592         185,722         343,598         343,636
                                            ------------    ------------    ------------    ------------

  Gross profit ..........................         60,595          50,170         123,101          95,941

 Selling, general and administrative
      expenses ..........................         48,636          40,068          99,592          76,788
                                            ------------    ------------    ------------    ------------

 Operating income .......................         11,959          10,102          23,509          19,153
 Interest expense .......................         (4,884)         (3,761)         (9,815)         (7,180)
 Other (expense) income .................            (64)             54              (9)            212
(Loss)/income in earnings of affiliate...           (550)             32            (368)            394
                                            ------------    ------------    ------------    ------------

  Income before income taxes ............          6,461           6,427          13,317          12,579
  Provision for income taxes ............          2,701           2,713           5,567           5,359
                                            ------------    ------------    ------------    ------------

  Net income ............................   $      3,760    $      3,714    $      7,750    $      7,220
                                            ============    ============    ============    ============

 Earnings per share of common stock-
     basic ..............................   $       0.30    $       0.29    $       0.62    $       0.57
                                            ============    ============    ============    ============

 Earnings per share of common stock-
      diluted ...........................   $       0.30    $       0.29    $       0.62    $       0.57
                                            ============    ============    ============    ============

Weighted average number of common
   shares outstanding-basic .............     12,430,605      12,452,152      12,462,129      12,224,110
                                            ============    ============    ============    ============

Weighted average number of common
  shares outstanding-diluted ............     12,534,608      12,664,553      12,565,957      12,492,034
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

                                   MCSI, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                                        SIX MONTHS ENDED
                                                                            JUNE 30,
                                                                            -------
                                                                        2001         2000
                                                                        ----         ----
Cash flows from operating activities:
 Net income .......................................................   $  7,750    $  7,220
   Adjustments to reconcile net income to cash provided by
     operating activities:
     Depreciation and amortization ................................      7,074       4,603
   Other non-cash items ...........................................       --           (20)
    Changes in assets and liabilities, net of effects of
     business combinations:
         Accounts receivable ......................................        (67)    (29,039)
         Inventories ..............................................     10,833       1,651
         Prepaid expenses and other assets ........................       (884)       (195)
         Accounts payable - trade .................................     17,531      26,028
         Accrued expenses, taxes and customer deposits.............     (8,934)     (1,849)
                                                                      --------    --------
         Cash provided by operating activities ....................     33,303       8,399
                                                                      --------    --------


Cash flows from investing activities:
     Capital expenditures .........................................     (7,251)     (4,938)
     Cash paid for equity investment ..............................       --        (1,903)
     (Investments in) proceeds from cash surrender value of
     insurance policies............................................        (50)        885
     Business combinations ........................................     (4,541)    (10,943)
     Cash included in acquisitions ................................       --         1,203
                                                                      --------    --------
     Cash used in investing activities ............................    (11,842)    (15,696)
                                                                      --------    --------


Cash flows from financing activities:

     Purchase of treasury shares ..................................     (4,141)     (3,267)
     Proceeds from sale of common stock ...........................        699         620
     Net changes in debt ..........................................    (16,497)      8,982
                                                                      --------    --------
     Cash (used in) provided  by financing activities .............    (19,939)      6,335
                                                                      --------    --------


  Effect of exchange rates on cash ................................       (315)       (702)
                                                                      --------    --------
     Net increase (decrease) in cash and cash equivalents .........      1,207      (1,664)
     Cash and cash equivalents - beginning of period ..............      4,273       5,135
                                                                      --------    --------
     Cash and cash equivalents - end of period ....................   $  5,480    $  3,471
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

                                   MCSI, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                  (Dollars in thousands, except per share data)

NOTE 1 - GENERAL

         The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of SEC Regulation S-X. Consequently, they do not include all the disclosures required under generally accepted accounting principles for complete financial statements. However, in the opinion of the management of MCSi, Inc. (the "Company"), the consolidated financial statements presented herein contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company and its consolidated subsidiaries. For further information regarding the Company's accounting policies and the basis of presentation of the financial statements, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (the "Annual Report"). The results of the Company's operations for the interim periods presented are not necessarily indicative of the operating results for the full fiscal year or any future interim periods.

NOTE 2 - ACQUISITIONS

         As disclosed in the Annual Report, the Company has been involved in an active acquisition program. Results of operations for the six months ended June 30, 2001 include the impact of significant entities acquired during 2000, which are not included in the results of operations for the six months ended June 30, 2000. The following pro forma information illustrates the effect of these 2000 acquisitions made during fiscal 2000 assuming they had occurred on January 1, 2000.

                                                                SIX  MONTHS ENDED
                                                                  JUNE 30, 2000
                                                                  -------------
Net sales ................................................   $       515,965

Net income (loss)  .......................................   $       (13,035)

Basic earnings (loss) per share ..........................   $         (1.07)

Diluted earnings (loss) per share ........................   $         (1.07)


         The pro forma statement of operations data reflect the effects of the purchase price allocation and the resultant amortization and additional interest expense associated with the cash used to fund the acquisitions, along with other adjustments directly attributable to the transactions. The pro forma data reflects adjustments directly related to the acquisitions and does not include adjustments that may arise as a consequence of the acquisitions, such as cost savings, improved efficiencies, etc. Therefore, the pro forma data is not necessarily indicative of operating results that would have occurred for the six month period ended June 30, 2000, or in future periods, had the acquisitions actually occurred on January 1, 2000. The pro forma loss results primarily from the inclusion of a pro forma loss of $20,255 for the Intellisys business. This business was acquired on December 29, 2000 and the Company has significantly reduced employment levels for this business as well as modified its administrative structure. The financial impact of these changes is not included in the pro forma results.

NOTE 3 - COMPREHENSIVE INCOME

         Comprehensive income was $4,510 and $3,368 for the three months ended June 30, 2001 and 2000, respectively and $ 7,435 and $6,468 for the six months ended June 30, 2001 and 2000, respectively.

                                   MCSI, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                  (Dollars in thousands, except per share data)

NOTE 4 - NEW ACCOUNTING PRONOUNCEMENTS

         On June 29, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142").

         SFAS 141, which revises APB Opinion No. 16, "Business Combinations" and Statement of Financial Accounting Standards No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises," requires that all business combinations entered into after the effective date of July 1, 2001 be accounted for by the purchase method, defines criteria for recognition of intangible assets apart from goodwill, and further defines disclosure requirements for business combinations. The Company is currently evaluating the impact of the adoption of SFAS 141.

         SFAS 142, which replaces APB Opinion No. 17, "Intangible Assets," defines new accounting treatment for goodwill and other intangible assets. This standard eliminates the amortization of goodwill and other intangible assets that have indefinite lives, establishes a requirement that goodwill and intangible assets with indefinite lives be tested annually for impairment, provides specific guidance on such testing, and requires disclosures of information about goodwill and other intangible assets in the years subsequent to their acquisition that was not previously required. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, consistent with the requirements of the standard, goodwill and intangible assets acquired after June 30, 2001 will be immediately subject to the new provisions. The Company is currently evaluating the impact of the adoption of SFAS 142. In addition, an impairment analysis will be conducted during the first quarter of 2002. Any necessary write-down will be taken at that time and will be reported as a change in accounting principle.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the information contained in the unaudited consolidated financial statements and notes to the unaudited consolidated financial statements. The following information contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act") and is subject to the safe harbor created by that Act. The words "estimate," "project," "anticipate," "expect," "intend," "believe," "plans" and similar expressions are intended to identify forward-looking statements. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, changes in general economic and business conditions, the availability of capital on acceptable terms, actions of our lenders, competitors and key suppliers, risks inherent in acquiring, integrating and operating new businesses, our capital structure, exchange rate fluctuations, the regulatory and trade environment (both domestic and foreign), and changes in business strategies and other factors as discussed in Exhibit 99 hereto.

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

         Although we have sold audio-visual and computer technology products from our inception, we began to focus on the integration services related to those products in 1998 when we acquired Electronic Image Systems, Inc. Since that time, we have grown the integration services portion of our business both internally and by acquisition, the most recent of which was the acquisition of certain assets from, and the hiring of 320 people formerly associated with, the bankrupt estate of the Intellisys Group, Inc. in December 2000. We believe that our integration services business provides better margins than our audio-visual and computer technology products business at the present time and expect that portion of our business to grow in the near term, subject to the factors set forth herein.

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

         On August 1, 2001, we announced that the Special Committee of the Board of Directors recommended to the Board, and the Board approved, the rejection of all the proposals by several private equity groups to acquire the Company. The Board has approved a public offering to sell 4.0 million shares of Common Stock (with an option to the underwriters to purchase an additional 600,000 shares to cover overallotments). The proceeds of the offering would be used to pay down debt of the Company. In addition, in the normal course of business, the Board continues to review other financing options which are presented to it from time to time. As of the date of this Form 10-Q, we cannot predict whether or when the public offering will be consummated, or if it is closed, the price of which shares will be sold or the number of shares of Common Stock that might be sold in the offering.

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

         NET SALES. Net sales for the three months ended June 30, 2001 decreased by $13.7 million, or 5.8%, to $222.2 million from $235.9 million for the three months ended June 30, 2000. Of the net sales decrease, $30.4 million was attributable to the impact of the sale of the Azerty Canada wholesale business, which occurred in July 2000. Excluding Azerty sales, net sales increased $16.7 million. Sales returns for the Company were not material.

         GROSS PROFIT. Gross profit for the three months ended June 30, 2001 increased by $10.4 million or 20.8%, to $60.6 million from $50.2 million for the three months ended June 30, 2000. Gross profit as a percentage of net sales for the three months ended June 30, 2001 was 27.3% compared to 21.3% for the three months ended June 30, 2000. The increase in the gross profit percentage was due primarily to the increase in audio-visual systems integration project sales, which have higher gross profit percentage, as compared to product sales. Additionally, the aforementioned sale of the Azerty wholesale division resulted in improved margins, as the Azerty wholesale division generated average gross profit margins of less than 10%.

         SELLING GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three months ended June 30, 2001 increased by $8.6 million, to $48.6 million from $40.1 million for the three months ended June 30, 2000. As a percentage of net sales, selling, general and administrative expenses were 21.9% for the three months ended June 30, 2001 compared to 17.0% for the three months ended June 30, 2000. This increase was due primarily to increased audio-visual integration system sales, which have a higher percentage of selling, general and administrative expenses than product sales and to the impact of acquisitions by the Company completed after June 30, 2000.

         OPERATING INCOME. Operating income for the three months ended June 30, 2001 increased by $1.9 million to $12.0 million from $10.1 million for the three months ended June 30, 2000, for the reasons stated above. Operating margins were 5.4% for the three months ended June 30, 2001 compared to 4.3% for the three months ended June 30, 2000.

         INTEREST EXPENSE. Interest expense for the three months ended June 30, 2001 increased to $4.9 million from $3.8 million for the three months ended June 30, 2000 due primarily to the increased level of indebtedness incurred during 2001 as compared to 2000, which was used primarily for business combinations and working capital requirements, as well as fees and higher interest rates associated with the $21 million short term Credit Facility.

         PROVISION FOR INCOME TAXES. Provision for income taxes for the three months ended June 30, 2001 of $2.7 million was equal to the $2.7 million for the three months ended June 30, 2000. Our effective tax rate was 41.8% for the three months ended June 30, 2001 and 43.0% for the three months ended June 30, 2000. The reduced tax rate was primarily the result of reduced international and state taxes.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

         NET SALES. Net sales for the six months ended June 30, 2001 increased by $27.1 million, or 6.2%, to $466.7 million from $439.6 million for the six months ended June 30, 2000. After adjusting for the sale of the Azerty Canada wholesale business, which occurred in July 2000, net sales increased 21.5%. Sales returns for the Company were not material.

         GROSS PROFIT. Gross profit for the six months ended June 30, 2001 increased by $27.2 million, or 28.3% to $123.1 million from $95.9 million for the six months ended June 30, 2000. Gross profit as a percentage of net sales for the six months ended June 30, 2001 was 26.4% compared to 21.8% for the six months ended June 30, 2000. The increase in the gross profit percentage was due primarily to the increase in audio-visual system projects sales, which have a higher gross profit percentage, as compared to product sales. Additionally, the aforementioned sale of the Azerty wholesale division resulted in improved margins, as the Azerty wholesale division generated average gross profit margins of less than 10%.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the six months ended June 30, 2001 increased by $22.8 million, to $99.6 million from $76.8 million for the six months ended June 30, 2000. As a percentage of net sales, selling, general and administrative expenses were 21.3% for the six months ended June 30, 2001 compared to 17.5% for the six months ended June 30, 2000. This increase was due primarily to increased audio-visual integration system sales, which have a higher percentage of selling, general and administrative expenses than product sales and to the impact of acquisitions by the Company completed after June 30, 2000.

         OPERATING INCOME. Operating income for the six months ended June 30, 2001 increased by $4.4 million to $23.5 million from $19.2 million for the six months ended June 30, 2000, for the reasons stated above. Operating margins were 5.0% for the six months ended June 30, 2001 compared to 4.4% for the six months ended June 30, 2000.

         INTEREST EXPENSE. Interest expense for the six months ended June 30, 2001 increased to $9.8 million from $7.2 million for the six months ended June 30, 2000 due primarily to the increased level of indebtedness incurred during 2001 as compared to 2000, which was used for business combinations and working capital, as well as fees and higher interest rates associated with the $21 million short term Credit Facility.

         PROVISION FOR INCOME TAXES. The provision for income taxes for the six months ended June 30, 2001 increased $0.2 million to $5.6 million from $5.4 million for the six months ended June 30, 2000 due to an increase in pre-tax income. Our effective tax rate was 41.8% for the six months ended June 30, 2001 as compared to 43.0% for the corresponding period of the prior year. The decrease was primarily due to reduced international and state taxes.

LIQUIDITY AND CAPITAL RESOURCES

         For the six months ended June 30, 2001, net cash flows provided by operating activities were $33.3 million. Net cash flows provided by operating activities were $8.4 million for the six months ended June 30, 2000. Cash flows provided by operations during the six month period ended June 30, 2001 relate to the resultant increases in net income and payables as well as decreased inventory levels.

         At June 30, 2001, our average days sales outstanding were 57 days as compared to 50 days at June 30, 2000. The increase of our average days sales outstanding is primarily the result of increased sales of audio-visual integration system project sales, which typically have longer collection cycles than product sales and the state of the general economy which is causing certain customers to pay at a slower rate. To date, based on past experience, management does not believe that the increase in the average days sales outstanding exposes us to increased credit risk, as the audio-visual integration system project sales are typically made to large, credit worthy customers.

         Average inventory turnover on an annualized basis was nine times for the six months ended June 30, 2001 and 2000, respectively.

         Capital expenditures for the six months ended June 30, 2001 were $7.3 million. Funds were used primarily to upgrade and enhance our computer systems and to purchase rental equipment.

         Accounts payable increased $17.5 million for the six month period ended June 30, 2001. This increase was in part attributable to extended payable terms offered by certain vendors to MCSi in return for MCSi making certain inventory purchases. Certain of MCSi's vendors permit MCSi to return slower selling inventory under inventory balancing programs and additionally offer MCSi price protection on certain inventory items that are subject to variations in price from the introduction of new models, a portion of the increase is also attributable to accounts payable that were built up pursuant to operating the Intellisys business.

         Cash flows used in financing activities were $19.9 million for the six months ended June 30, 2001. Cash flows from financing activities were primarily affected by borrowings and repayments under our credit facility and other loans used to purchase the assets of the Intellisys business from our affiliate, Zengine, Inc., as well as from Fleet Bank, N.A., and from sales of our common stock due to option exercises and purchases of treasury shares. The net reduction in debt was $16.5 million for the six months ended June 30, 2001. The loans for the purchase of Intellisys have been repaid in full.

         Throughout our history, we have funded our operations with a combination of funds obtained from sales of our equity securities, bank loan financing, and internally generated cashflow. At June 30, 2001, our Canadian operations were financed with a long-term $16.3 million line of credit, of which we had used $15.5 million. Our domestic operations were financed primarily with a long-term line of credit (the "Credit Facility") financed by a consortium of seven banks (the "Banks") totaling $160.0 million, of which we had utilized $150.9 million.

         Additionally, we have utilized from time to time, short term expansions of the Credit Facility, which totaled $21.0 million at June 30, 2001.

         During the six months ended June 30, 2001 we have either repaid, or extended, in the normal course of business, these short term borrowings and expect to continue to do so as needs arise in the future. From a long-term perspective, we are considering several financing alternatives, including sales of equity securities, sales of long-term debt securities and asset securitization transactions, among others.

         Based on the foregoing, we believe that our operating cash flow and our short and long term financing arrangements provide the financial resources and liquidity required to continue our operations in the normal course of business for the foreseeable future.

CREDIT FACILITY

         Loans under the Credit Facility may be incurred by MCSi from time to time to finance working capital and acquisitions and may be made at the Bank's prime rate (as defined) or at the defined published eurodollar rate plus a "eurodollar margin" that ranges from 175 to 300 basis points based on certain indebtedness ratios of MCSi. Borrowings under the Credit Facility are secured by substantially all of our assets and property, including accounts receivable, equipment and inventory. The loan commitment terminates on the maturity date (December 10, 2003), unless terminated earlier. We may voluntarily prepay any advance without penalty or premium at any time or from time to time.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         No significant market risk changes occurred in the six month period ended June 30, 2001. Refer to Item 7A in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 for further information.

                            PART II-OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is involved in routine legal proceedings occurring in the ordinary course of business, which, in the aggregate, are believed by management to be immaterial. Reference is made to the Company's Form 10-K for the year ended December 31, 2000 concerning certain pending litigation. There has been no change in the status of such litigation.

ITEM 2.  CHANGES IN SECURITIES

       Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

       Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  On May 15, 2001, the Company held its Annual Meeting of Shareholders at The Presidential Banquet Center, 4548 Presidential Way, Dayton, Ohio 45429, at 10:30 a.m., Eastern time.

         There were 12,772,351 shares of Common Stock of the Company, which could be voted at the Annual Meeting, and 10,990,130 shares were represented at such meeting by the holders thereof in person or by proxy, which constituted a quorum. Matters voted upon were as follows:

                  NOMINEES FOR BOARD OF DIRECTORS FOR A ONE-YEAR TERM EXPIRING IN 2002
                  --------------------------------------------------------------------
         NAME                              FOR           WITHHELD            NOT VOTED
         ----                              ---           --------            ---------
         a.  Robert G. Hecht            10,649,718        340,412            1,782,221
         b.  Harry F. Radcliffe         10,647,381        342,749            1,782,221
         c.  Ira H. Stanley             10,601,696        388,434            1,782,221
         d.  Michael E. Peppel          10,602,308        387,822            1,782,221
         e.  Richard L. Posen           10,953,840        36,290             1,782,221


         The shareholders also voted by ballot and by proxy to ratify the appointment by the Board of Directors of PricewaterhouseCoopers, LLP as the Company's independent auditors for the fiscal year ending December 31, 2001, and the result of the vote taken was as follows:

                  FOR               AGAINST             ABSTAIN        NOT VOTED
                  ---               -------             -------        ---------
                10,962,036           18,839              9,255         1,782,221

         The said proposals were approved by the requisite number of the total votes eligible to be cast and these matters have been adopted by the stockholders of the Company.

ITEM 5.  OTHER INFORMATION

       Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       None.

(a)   Exhibits

         EXHIBIT 10.42 - Amendment No. 12 to the Amended and Restated Credit Agreement as of December 1, 1998 among the Company, as the Borrower, the Financial Institutions Named therein, as Lenders, National City Bank, as a Lender and as Documentation Agent, PNC Bank, National Association, as a Lender, the Swing Line Lender, a Letter of Credit of Issuer and as Administrative Agent, dated March 30, 2001.

         EXHIBIT 10.43 - Amendment No. 13 to the Amended and Restated Credit Agreement, dated as of December 1, 1998 among the Company, as the Borrower, the Financial Institutions Named therein, as Lenders, National City Bank, as a Lender and as Documentation Agent, PNC Bank, National Association, as Lender, the Swing Line Lender, a Letter of Credit of Issuer and as Administrative Agent, dated June 29, 2001.*

         EXHIBIT 99.0 - Safe Harbor Under the Private Securities Litigation Reform Act of 1995.

--------------------
* Confidential Treatment has been requested for certain portions of Exhibit
10.43.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      MCSi, Inc.
                                         (Registrant)

Date:  August 13, 2001
                                      By:/s/ Ira H. Stanley
                                      Ira H. Stanley
                                      Vice President - Chief Financial Officer