Form 10-Q
period 2001-09-30
MCSI INC
filed 2001-11-14
CIK 1023519

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                   (Mark One)
    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

                               Yes __X__      No ____

         At November 9, 2001, 17,019,467 shares of common stock, no par value per share, of the registrant were outstanding.

                                       MCSi, INC.

                                       FORM 10-Q
                             QUARTER ENDED SEPTEMBER 30, 2001

                                        INDEX


PART I - FINANCIAL INFORMATION                                                      PAGE
Item 1.  Unaudited Financial Statements:
  Consolidated Balance Sheet ........................................................ 3

  Consolidated Statement of Operations .............................................. 4

  Consolidated Statement of Cash Flows .............................................. 5

  Notes to Unaudited Consolidated Financial Statements.............................. 6-7


Item 2.  Management's Discussion and Analysis of
 Results of Operations and Financial Condition....................................... 8-11


Item 3.  Quantitative and Qualitative Disclosures About Market Risk ................. 12


PART II - OTHER INFORMATION
Item 1.  Legal Proceedings........................................................... 13

Item 2.  Changes in Securities....................................................... 13

Item 3.  Default Upon Senior Securities.............................................. 13

Item 4.  Submission of Matters to a Vote of Security Holders ........................ 13

Item 5.  Other Information .......................................................... 13

Item 6.  Exhibits and Reports on Form 8-K ........................................... 13

Signatures........................................................................... 14




As used in this report on Form 10-Q unless the context otherwise requires, the terms "we", "us" or the "Company" and "MCSi" refer to MCSi, Inc., a Maryland corporation and its consolidated subsidiaries.

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                                                    MCSi, INC.
                                            CONSOLIDATED BALANCE SHEET
                                                    (UNAUDITED)
                                              (Dollars in thousands)

                                                                      September 30,    December 31,
                             ASSETS                                       2001             2000
                                                                          ----             ----
 Current assets:
      Cash and cash equivalents ................................       $   7,281        $   4,273
      Accounts receivable ......................................         160,460          156,821
      Inventories ..............................................          82,629           80,285
      Prepaid expenses .........................................           1,400            1,442
      Deferred income taxes ....................................           1,747            1,747
                                                                       ---------        ---------
          Total current assets .................................         253,517          244,568
 Property and equipment - net of accumulated
          depreciation .........................................          47,894           44,147
 Intangible assets - net of accumulated  amortization ..........         160,649          156,410
 Equity investment in affiliate ................................          26,107           27,205
 Other assets ..................................................           1,839            2,153
                                                                       ---------        ---------
          Total assets .........................................       $ 490,006        $ 474,483
                                                                       =========        =========

               LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Accounts payable - trade ....................................       $  70,270        $  78,658
   Accrued expenses, taxes and customer deposits ...............          17,348           18,168
 Short-term debt ...............................................           4,967           38,216
                                                                       ---------        ---------
          Total current liabilities ............................          92,585          135,042
 Long-term debt ................................................         166,536          166,326
 Deferred income taxes .........................................          12,307           12,307
                                                                       ---------        ---------
          Total liabilities ....................................         271,428          313,675
                                                                       ---------        ---------

Commitments and contingencies ..................................              --               --

Stockholders' equity:
   Preferred stock, no par value; 5,000,000 shares
        authorized, none outstanding ...........................              --               --

   Common stock, no par value;  30,000,000 shares
       authorized, 17,387,468 and 12,723,598 shares
         outstanding  at September 30, 2001 and
         December 31, 2000, respectively .......................              --               --
    Additional paid-in capital .................................         176,963          126,765
    Retained earnings ...........................................         50,920           38,638
    Cumulative other comprehensive income (loss) ................         (1,503)            (485)
    Treasury stock, at cost (403,309 and 161,289 shares
       at September 30, 2001 and December 31, 2000 respectively)          (7,802)          (4,110)
                                                                       ---------        ---------
          Total stockholders' equity ...........................         218,578          160,808
                                                                       ---------        ---------
            Total liabilities and stockholders' equity .........       $ 490,006        $ 474,483
                                                                       =========        =========


The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                   MCSi, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                  (Dollars in thousands, except per share data)

                                                  THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                     SEPTEMBER 30,                            SEPTEMBER 30,
                                                -------------------------              --------------------------
                                                2001                 2000              2001                  2000
 Net sales .........................       $    237,157        $    223,152        $    703,856        $    662,729
 Cost of sales .....................            171,599             170,594             515,197             514,230
                                           ------------        ------------        ------------        ------------

 Gross profit ......................             65,558              52,558             188,659             148,499

 Selling, general and administrative
      expenses .....................             52,985              42,146             152,576             118,934
                                           ------------        ------------        ------------        ------------

 Operating income ..................             12,573              10,412              36,083              29,565
 Interest expense ..................             (4,087)             (3,745)            (13,903)            (10,925)
 Other income ......................                181                  12                 172                 515
 Equity in losses of affiliate ....                (717)               (170)             (1,085)                (68)
                                           ------------        ------------        ------------        -------------

 Income before income taxes ........              7,950               6,509              21,267              19,087
 Provision for income taxes ........              3,418               2,799               8,985               8,158
                                           ------------        ------------        ------------        -------------

 Net income ........................       $      4,532        $      3,710        $     12,282        $     10,929
                                           ============        ============        ============        =============

 Earnings per share of common stock-
     basic .........................              $0.32               $0.29               $0.94               $0.87
                                           ============        ============        ============        =============

 Earnings per share of common stock-
      diluted ......................              $0.32               $0.29               $0.93               $0.85
                                           ============        ============        ============        =============

Weighted average number of common
   shares outstanding-basic ........         14,315,258          12,356,941          13,086,626          12,268,711
                                           ============        ============        ============        =============

Weighted average number of common
  shares outstanding-diluted .......         14,383,812          12,684,579          13,147,843          12,594,439
                                           ============        ============        ============        ============


The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                   MCSi, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                                                NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                               ----------------------
                                                                               2001              2000
                                                                               ----              ----
Cash flows from operating activities:
  Net income .........................................................       $ 12,282        $ 10,929
  Adjustments to reconcile net income to cash provided by operating activities:
    Depreciation and amortization ....................................         10,297           7,434
    Other non-cash items .............................................          1,094            (264)
    Changes in assets and liabilities, net of effects of business combinations:
      Accounts receivable ............................................         (3,639)        (48,430)
      Inventories ....................................................         (5,317)             19
      Prepaid expenses and other assets ..............................         (1,419)           (626)
      Accounts payable - trade .......................................         (8,388)         20,659
      Accrued expenses, taxes and customer deposits ..................           (556)          1,745
                                                                            ---------         ---------
      Cash provided by (used in)  operating activities ...............          4,354          (8,534)
                                                                            ---------         ----------


Cash flows from investing activities:
    Capital expenditures .............................................         (9,093)         (7,810)
    Cash paid for equity investment ..................................             --          (2,593)
    Net  proceeds from cash surrender value of
      insurance policies .............................................            293           1,845
    Business combinations ............................................         (4,994)        (13,815)
    Cash included in acquisitions ....................................             --           1,293
    Proceeds from sale of Azerty wholesale division ..................             --          30,449
                                                                            ---------         ---------
    Cash (used in) provided by investing activities ..................        (13,794)          9,369
                                                                            ---------         ---------


Cash flows from financing activities:
   Purchase of treasury shares .......................................         (4,356)         (7,648)
   Proceeds from sale of common stock ................................         50,861           1,249
   Net changes in debt ...............................................        (33,039)          4,039
                                                                            ----------        ---------
   Cash provided by (used in)  financing activities ..................         13,466          (2,360)
                                                                            ----------        ---------

  Effect of exchange rates on cash ...................................         (1,018)         (1,025)
                                                                            ----------        ---------
   Net increase (decrease) in cash and cash equivalents ..............          3,008          (2,550)
   Cash and cash equivalents - beginning of period ...................          4,273           5,135
                                                                             --------        ----------
   Cash and cash equivalents - end of period .........................       $  7,281        $  2,585
                                                                             =========       ===========


The accompanying notes are an integral part of these unaudited consolidated financial statements.

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

NOTE 2 - ACQUISITIONS

         As disclosed in the Annual Report, the Company has been involved in an active acquisition program. Results of operations for the nine months ended September 30, 2001 include the impact of significant entities acquired during 2000, which are not included in the results of operations for the nine months ended September 30, 2000. The following pro forma information illustrates the effect of these 2000 acquisitions made during fiscal 2000 assuming they had occurred on January 1, 2000.

                                                                       Nine months ended
                                                                      September 30, 2000
                                                                      ------------------
 Net sales  . . . . . . . . . . . . . . . . . . . . . . . .                  $777,311

 Net income (loss). . . . . . . . . . . . . . . . . . . . .                  $(10,385)

 Basic earnings (loss) per share. . . . . . . . . . . . . .                    $(0.85)

 Diluted earnings (loss) per share .. . . . . . . . . . . .                    $(0.85)

         The pro forma statement of operations data reflects the effects of the purchase price allocation and the resultant amortization and additional interest expense associated with the cash used to fund the acquisitions, along with other adjustments directly attributable to the transactions. The pro forma data reflects adjustments directly related to the acquisitions and does not include adjustments that may arise as a consequence of the acquisitions, such as cost savings, improved efficiencies, etc. Therefore, the pro forma data is not necessarily indicative of operating results that would have occurred for the nine month period ended September 30, 2000, or in future periods, had the acquisitions actually occurred on January 1, 2000. The pro forma loss results from the inclusion of a pro forma loss of $21,314 for the Intellisys business, which was purchased out of bankruptcy. The Company acquired specified assets and liabilities of Intellisys on December 29, 2000 and has significantly reduced employment levels for this business and has integrated it into its own administrative structure. The financial impact of these changes, which includes a reduction in revenue over prior year amounts and enhanced profitability, are not included in the pro forma results.

NOTE 3 - COMPREHENSIVE INCOME

         Comprehensive income was $3,829 and $3,381 for the three months ended September 30, 2001 and 2000, respectively and $11,264 and $9,848 for the nine months ended September 30, 2001 and 2000, respectively.

NOTE 4 - SALE OF COMMON STOCK

         On August 20, 2001, the Company completed a secondary offering of 4,000,000 shares of common stock (and the underwriters' overallotment option of 600,000 shares was exercised and completed on September 7, 2001) to the public at $11.50 per share. Total net proceeds to the Company were $49.7 million and were used to repay outstanding indebtness under the Company's borrowing arrangements and to finance working capital requirements.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

         In addition to the information set forth in the Company's Annual Report for the year ended December 31, 2000 concerning certain pending litigation, the Company was named as a defendant in the lawsuit Brown v. Peppel, Savarino, Liberati, Snider, Hutchison, Hopple, MCSi, Inc. and Zengine, Inc., filed October 11, 2001 in the Court of Chancery of the State of Delaware in and for New Castle County, Civil Action No. 19153-NC.; Buenger
v. Peppel, Savarino, Hutchison, Snider, Hopple, Liberati, Zengine, Inc. and MCSi, Inc., filed October 5, 2001 in the Court of Chancery of the State of Delaware in and for New Castle County, Civil Action No. 19156-NC; and Creque
v. Peppel, Savarino, Hutchison, Liberati, Snider, Hopple, Zengine, Inc. and MCSi, Inc., filed October 15, 2001 in the Court of Chancery of the State of Delaware in and for New Castle County, Civil Action No. 19188-NC. The Company intends to defend each lawsuit vigorously and believes that none of the actions have merit. All of such lawsuits are in the preliminary, pre-discovery stages. The Company is also involved in routine legal proceedings occurring in the ordinary course of business, which, in the aggregate, are believed by management to be immaterial.

                                   MCSi, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                  (Dollars in thousands, except per share data)

NOTE 6 - NEW ACCOUNTING PRONOUNCEMENTS

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

         There are no other recently issued accounting pronouncements that are expected to have a material impact on the Company's financial position or results of operations.

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

OVERVIEW

         We are a provider of integrated technical services and audio-visual presentation, broadcast and computer technology products. The convergence of audio, data and visual communications and computer network systems has created the need for sophisticated providers of these products with the ability to design, source, install and service complex systems. We believe that we are one of the country's leading computer technology product resellers and designers and integrators of custom configured and integrated audio, video and data display, broadcasting, conferencing and networking systems. These systems are designed for use in board and conference rooms, lecture halls, theaters, command and control centers, museums, churches, professional broadcast facilities and streaming network facilities. Our 118 offices throughout the United States and Canada allow us to provide consistent products and services for projects of local, regional and national scope.

         Our competitive strengths include; (i) our highly skilled direct sales specialists that sell nationally known audio-visual presentation, broadcast, professional video, computer technology, multimedia conferencing and networking products; (ii) our technical service specialists that design, install and service sophisticated systems; (iii) our strong relationship with over 500 original equipment manufacturers, including Hewlett-Packard, Sharp Electronics, NEC, InFocus, Proxima, Lexmark, Sony, Extron and Epson; (iv) our selection of more than 75,000 different products: presentation products, including projectors and electronic whiteboards; broadcast and pro-video products, including high definition and digital broadcast equipment; and computer technology products, including printers, computers and accessories; (v) our long-standing relationships with more than 50,000 active customers, which include small to medium sized businesses as well as large corporations, governments and educational institutions and; (vi) the growing demand for complex integration projects from blue-chip clients, such as Boeing, Hewlett-Packard, McDonald's, Microsoft, Pfizer and AOL/Time-Warner.

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

         On August 1, 2001, we announced that a Special Committee of the Board of Directors recommended to the Board, and the Board approved, the rejection of all the proposals by several private equity groups to acquire the Company. The Board approved a public offering to sell 4.0 million shares of Common Stock (with an option to the underwriters to purchase an additional 600,000 shares to cover overallotments). This offering was completed on August 20, 2001 and the overallotment option was exercised on September 7, 2001. The offering generated aggregate net proceeds of $49.7 million, which were used to pay down debt of the Company and finance working capital requirements. In addition, in the normal course of business, the Board continues to review other financing options which are presented to it from time to time.

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

         NET SALES. Net sales for the three months ended September 30, 2001 increased by $14.0 million, or 6.3%, to $237.2 million from $223.2 million for the three months ended September 30, 2000. The net sales increase was primarily the result of an increase in audio-visual systems integration project sales. Sales of computer technology products for the period were flat. Sales returns and warranties were not material to our results of operations.

         GROSS PROFIT. Gross profit for the three months ended September 30, 2001 increased by $13.0 million, or 24.7%, to $65.6 million from $52.6 million for the three months ended September 30, 2000. Gross profit as a percentage of net sales for the three months ended September 30, 2001 was 27.6% compared to 23.6% for the three months ended September 30, 2000. The increase in the gross profit percentage was due primarily to the increase in audio-visual systems integration project sales, which have higher gross profit percentage, as compared to computer technology product sales.

         SELLING GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three months ended September 30, 2001 increased by $10.9 million, to $53.0 million from $42.1 million for the three months ended September 30, 2000. As a percentage of net sales, selling, general and administrative expenses were 22.3% for the three months ended September 30, 2001 compared to 18.9% for the three months ended September 30, 2000. This increase was due primarily to increased audio-visual integration system sales, which have a higher percentage of selling, general and administrative expenses than computer technology product sales and to the impact of acquisitions by the Company completed after September 30, 2000.

         OPERATING INCOME. Operating income for the three months ended September 30, 2001 increased by $2.2 million to $12.6 million from $10.4 million for the three months ended September 30, 2000, for the reasons stated above. Operating margins were 5.3% for the three months ended September 30, 2001 compared to 4.7% for the three months ended September 30, 2000.

         INTEREST EXPENSE. Interest expense for the three months ended September 30, 2001 increased to $4.1 million from $3.7 million for the three months ended September 30, 2000 due primarily to the increased level of indebtedness incurred during 2001 as compared to 2000, which was used primarily for business combinations and working capital requirements.

         EQUITY IN LOSSES OF AFFILIATE. Equity in losses of our affiliate, Zengine, Inc., have increased as a result of the drop in demand for outsourced e-commerce platforms.

         PROVISION FOR INCOME TAXES. The provision for income taxes for the three months ended September 30, 2001 increased $0.6 million to $3.4 million from $2.8 million for the three months ended September 30, 2000 due to an increase in pre-tax income. Our effective tax rate was 43.0% for the three months ended September 30, 2001 and 43.0% for the three months ended September 30, 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

         NET SALES. Net sales for the nine months ended September 30, 2001 increased by $41.2 million, or 6.2%, to $703.9 million from $662.7 million for the nine months ended September 30, 2000. After adjusting for the sale of the Azerty Canada wholesale business, which occurred in July 2000, net sales increased 16.0%. Sales of computer technology products for the period were flat. Sales returns and warranties were not material to our results of operations.

         GROSS PROFIT. Gross profit for the nine months ended September 30, 2001 increased by $40.2 million, or 27.1%, to $188.7 million from $148.5 million for the nine months ended September 30, 2000. Gross profit as a percentage of net sales for the nine months ended September 30, 2001 was 26.8% compared to 22.4% for the nine months ended September 30, 2000. The increase in the gross profit percentage was due primarily to the increase in audio-visual system projects sales, which have a higher gross profit percentage, as compared to computer technology product sales. Also favorably impacting gross margins was the sale of the Azerty division, which yielded lower gross margins of approximately 10.0%.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the nine months ended September 30, 2001 increased by $33.7 million, to $152.6 million from $118.9 million for the nine months ended September 30, 2000. As a percentage of net sales, selling, general and administrative expenses were 21.7% for the nine months ended September 30, 2001 compared to 17.9% for the nine months ended September 30, 2000. This increase was due primarily to increased audio-visual integration system sales, which have a higher percentage of selling, general and administrative expenses than computer technology product sales and to the impact of acquisitions by the Company completed after September 30, 2000.

         OPERATING INCOME. Operating income for the nine months ended September 30, 2001 increased by $6.5 million to $36.1 million from $29.6 million for the nine months ended September 30, 2000, for the reasons stated above. Operating margins were 5.1% for the nine months ended September 30, 2001 compared to 4.5% for the nine months ended September 30, 2000.

         INTEREST EXPENSE. Interest expense for the nine months ended September 30, 2001 increased to $13.9 million from $10.9 million for the nine months ended September 30, 2000 due primarily to the increased level of indebtedness incurred during 2001 as compared to 2000, which was used for business combinations and working capital.

         EQUITY IN LOSSES OF AFFILIATE. Equity in losses of our affiliate, Zengine, Inc., have increased as a result of the drop in demand for outsourced e-commerce platforms.

         PROVISION FOR INCOME TAXES. The provision for income taxes for the nine months ended September 30, 2001 increased $0.8 million to $9.0 million from $8.2 million for the nine months ended September 30, 2000 due to an increase in pre-tax income. The Company's effective tax rate was 42.2% for the nine months ended September 30, 2001 as compared to 42.7% for the corresponding period of the prior year. The decrease was primarily due to reduced international and state taxes.

LIQUIDITY AND CAPITAL RESOURCES

         For the nine months ended September 30, 2001, net cash flows provided by operating activities were $4.4 million. Net cash flows used in operating activities were $8.5 million for the nine months ended September 30, 2000. Cash flows provided by operations during the nine month period ended September 30, 2001 relate to the increase in net income and cash management practices.

         At September 30, 2001, our average days sales outstanding were 57 days as compared to 52 days at September 30, 2000. The increase of our average days sales outstanding is primarily the result of increased audio-visual integration system project sales, which typically have longer collection cycles than product sales. To date, based on past experience, management does not believe that the increase in the average days sales outstanding exposes us to increased credit risk, as the audio-visual integration system project sales are typically made to large, credit worthy customers.

         Average inventory turnover on an annualized basis was nine times for both the nine month periods ended September 30, 2001 and 2000.

         Accounts payable decreased $8.4 million for the nine month period ended September 30, 2001. This decrease was, in part, attributable to taking advantage of payment programs offered by vendors with the funds provided by the secondary stock offering described below.

         Capital expenditures for the nine months ended September 30, 2001 were $9.1 million. Funds were used primarily to upgrade and enhance our computer systems and to purchase rental equipment.

         Cash flows provided by financing activities were $13.5 million for the nine months ended September 30, 2001. Cash flows from financing activities were primarily affected by $49.7 million in net proceeds from a secondary stock offering which closed in the third quarter, offset by borrowings and repayments of our credit facility and other loans used to purchase the assets of the Intellisys business. The net reduction in debt was $33.0 million for the nine months ended September 30, 2001.

         Throughout our history, we have funded our operations with a combination of funds obtained from sales of our equity securities, bank loan financing, and internally generated cash flow. At September 30, 2001, our Canadian operations were financed with a long-term $16.3 million line of credit, of which we had drawn $12.5 million. Our domestic operations were financed primarily with a long-term line of credit (the "Credit Facility") financed by a consortium of seven banks (the "Banks") totaling $160.0 million, of which we had drawn $149.9 million.

         Additionally, we have utilized from time to time, short term expansions of the Credit Facility, which totaled $21.0 million at June 30, 2001. This Credit Facility expansion was repaid in full at September 30, 2001.

         Based on the foregoing, we believe that our operating cash flow and our short and long term financing arrangements provide the financial resources and liquidity required to continue our operations in the normal course of business for the foreseeable future. However we may require additional debt or equity financing in the future for acquisitions, internal growth or other corporate purposes.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         No significant market risk changes occurred in the nine month period ended September 30, 2001. Please refer to Item 7A in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 for further information.

                            PART II-OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In addition to the information set forth in the Company's Form 10-K for the year ended December 31, 2000 concerning certain pending litigation, the Company was named as a defendant in the lawsuit Brown v. Peppel, Savarino, Liberati, Snider, Hutchison, Hopple, MCSi, Inc. and Zengine, Inc., filed October 11, 2001 in the Court of Chancery of the State of Delaware in and for New Castle County, Civil Action No. 19153-NC; Buenger v. Peppel, Savarino, Hutchison, Snider, Hopple, Liberati, Zengine, Inc. and MCSi, Inc., filed October 5, 2001 in the Court of Chancery of the State of Delaware in and for New Castle County, Civil Action No. 19156-NC; and Creque v. Peppel, Savarino, Hutchison, Liberati, Snider, Hopple, Zengine, Inc. and MCSi, Inc., filed October 15, 2001 in the Court of Chancery of the State of Delaware in and for New Castle County, Civil Action No. 19188-NC. The Company intends to defend each lawsuit vigorously and believes that none of the actions have merit. All of such lawsuits are in the preliminary, pre-discovery stages. The Company is also involved in routine legal proceedings occurring in the ordinary course of business, which, in the aggregate, are believed by management to be immaterial.

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

ITEM 5.  OTHER INFORMATION
         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

         Exhibit 99.0 - Safe Harbor Under the Private Securities Litigation Reform Act of 1995.

(b)  Reports on Form 8-K

         Form 8-K filed on August 2, 2001.

         Form 8-K filed on August 15, 2001.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                MCSi, Inc.
                                                (Registrant)


Date:  November 14, 2001
                                                By:/S/ Ira H. Stanley
                                                Ira H. Stanley
                                                Vice President - Chief Financial
                                                Officer (Principal Accounting
                                                Officer)

13