Form 10-Q/A
period 2001-06-30
MCSI INC
filed 2001-11-16
CIK 1023519

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A
                               (AMENDMENT NO. 1)
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                            PART II-OTHER INFORMATION

         The Registrant previously filed Exhibit 10.43 with certain portions omitted pursuant to a request for confidential treatment. Exhibit 10.43 is filed herewith in its entirety.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       None.

(a)   Exhibits

         EXHIBIT 10.42 - Amendment No. 12 to the Amended and Restated Credit Agreement as of December 1, 1998 among the Company, as the Borrower, the Financial Institutions Named therein, as Lenders, National City Bank, as a Lender and as Documentation Agent, PNC Bank, National Association, as a Lender, the Swing Line Lender, a Letter of Credit of Issuer and as Administrative Agent, dated March 30, 2001.*

         EXHIBIT 10.43 - Amendment No. 13 to the Amended and Restated Credit Agreement, dated as of December 1, 1998 among the Company, as the Borrower, the Financial Institutions Named therein, as Lenders, National City Bank, as a Lender and as Documentation Agent, PNC Bank, National Association, as Lender, the Swing Line Lender, a Letter of Credit of Issuer and as Administrative Agent, dated June 29, 2001.

         EXHIBIT 99.0 - Safe Harbor Under the Private Securities Litigation Reform Act of 1995.*

--------------------
* previously filed.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      MCSi, Inc.
                                         (Registrant)

Date:  November 16, 2001
                                      By:/s/ Ira H. Stanley
                                      Ira H. Stanley
                                      Vice President - Chief Financial Officer