Form 10-K405
period 2001-12-31
MCSI INC
filed 2002-04-01
CIK 1023519

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to
    ________________

                        COMMISSION FILE NUMBER 000-21561

                                   MCSi, INC.
    (Exact name of registrant as specified in its articles of incorporation)

                    MARYLAND                                   31-1001529
            (State of incorporation)                        (I.R.S. Employer
                                                           Identification No.)

    4750 HEMPSTEAD STATION DRIVE, DAYTON, OHIO                           45429
    (Address of principal executive offices)                          (Zip Code)

       Registrant's telephone number, including area code: (937) 291-8282

        Securities registered pursuant to Section 12 (b) of the Act: None

          Securities registered pursuant to Section 12 (g) of the Act:

                      COMMON STOCK, NO PAR VALUE PER SHARE
                              (Title of each class)

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days.
Yes /X/  No / /

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

          Aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 22, 2002: $284.5 million. The amount shown is based on the closing price of the Registrant's Common Stock on the Nasdaq National Market on that date. Shares of Common Stock known by the Registrant to be beneficially owned by officers or directors of the Registrant are not included in the computation. The Registrant, however, has made no determination that such persons are "affiliates" within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934.

Number of shares of Common Stock outstanding at March 22, 2002: 24,343,321.

Documents incorporated by reference: Portions of the definitive proxy statement for the Annual Meeting of Stockholders to be held on or about May 28, 2002, are incorporated by reference into Part III, Items 10-13 hereof.

                                   MCSi, INC.

                 FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001

                                TABLE OF CONTENTS

                                                           PART I                                               Page
                                                                                                                ----
Item 1.  Business.......................................................................................         1
Item 2.  Properties.....................................................................................         8
Item 3.  Legal Proceedings..............................................................................         8
Item 4.  Submission of Matters to a Vote of Security Holders............................................         9

                                                          PART II
Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters......................         9
Item 6.  Selected Financial Data........................................................................        10
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations..........        11
Item 7A. Quantative and Qualitative Disclosures About Market Risk.......................................        17
Item 8.  Financial Statements and Supplementary Data....................................................        18
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........        41

                                                         PART III
Item 10. Directors and Executive Officers of the Registrant.............................................        42
Item 11. Executive Compensation.........................................................................        42
Item 12. Security Ownership of Certain Beneficial Owners and Management.................................        42
Item 13. Certain Relationships and Related Transactions.................................................        42

                                                         PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K...............................        43
  Signatures............................................................................................        47

          Unless otherwise indicated, all references to "MCSi," the "Company," "we," "us" and "our" refer to MCSi, Inc., a Maryland corporation, and its direct and indirect subsidiaries, which are set forth on Exhibit 21 hereto. References in this Report to MCSi's fiscal year means the twelve-month period ending on December 31 of such year.

ITEM 1.   BUSINESS

THE COMPANY

          We are a provider of integrated technical services and audio-visual presentation, broadcast and computer technology products. The convergence of audio, data, visual communications and computer network systems has created the need for sophisticated providers of these products with the ability to design, source, install and service complex systems. We believe that we are one of the country's leading computer technology product resellers and designers and integrators of custom configured and integrated audio, video and data display, broadcasting, conferencing and networking systems. These systems are designed for use in board and conference rooms, lecture halls, theaters, command and control centers, museums, churches, professional broadcast facilities and streaming network facilities. Our offices throughout the United States and Canada allow us to provide consistent products and services for projects of local, regional and national scope.

          Our competitive strengths include:

              - Our highly skilled direct sales specialists that sell nationally known audio-visual presentation, broadcast, professional video, computer technology, multimedia conferencing and networking products.

              - Our technical service specialists that design, install and service sophisticated systems.

              - Our value added service offerings, which include managed services, proactive service and support, national service contracts, call management and ICARE video conferencing services.

              - Our strong relationship with over 500 original equipment manufacturers, including Sharp Electronics, NEC, InFocus, Proxima, Lexmark, Sony, Hitachi and Epson.

              - Our selection of more than 37,000 different products: presentation products, including projectors and electronic whiteboards; broadcast and pro-video products, including high definition and digital broadcast equipment; and computer technology products, including printers, computers and accessories.

              - Our long-standing relationships with more than 50,000 active customers, which include small to medium sized businesses as well as large corporations, governments and educational institutions.

              - Our experience with large, complex integration projects for blue-chip clients, such as Boeing, McDonald's, Microsoft and AOL/Time-Warner.

          Although we have sold audio-visual and computer technology products from our inception, we began to focus on the integration services related to those products in 1998 when we acquired Electronic Image Systems, Inc. Since that time, we have grown the integration services portion of our business both internally and by acquisition. We believe that our integration services business provides better margins than our audio-visual and computer technology products business and expect to focus on that portion of our business, subject to the factors set forth below. We will attempt to avoid the pricing pressures which currently accompany the commoditization of computer products to the extent that it results in gross margins that are not acceptable to management.

          We have grown through a combination of strong internal growth and accretive acquisitions. Our net sales from continuing operations have increased from $107.5 million in 1997 to $810.4 million in 2001, representing a 66% compound annual rate of revenue growth.

          We operate in one business segment. For information about our products and geographic regions, see Notes 1 and 16 to the Consolidated Financial Statements.

          In addition to historical information, this Annual Report on Form 10-K includes certain "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 which are based on management's expectations as of the date of this Report. Such forward-looking statements include statements regarding the Company's intentions, beliefs and/or current expectations as well as the assumptions on which such statements are based. Stockholders or potential stockholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, industry trends, ability to manage our growth, our ability to attract and retain key personnel, factors relating to our acquisition/merger strategy, actions of our competitors, dependence upon key suppliers, customer demand, risks relating to our international operations, dependence on our management information systems, the ownership by our management of a large percentage of our common stock, restrictions imposed by our debt arrangements and other factors. Any such variance could have an impact on our operating results and on the market price of our common stock. A description of those factors, as well as other factors which could affect our business, is set forth in Exhibit 99, attached hereto. The Company expressly disclaims any obligation or undertaking to release publicly any updates or any changes in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

STRATEGY

          Highlights of our business strategy include the following:

     - OPERATE AT THE CONVERGENCE OF AUDIO, DATA, VISUAL, BROADCAST AND COMPUTER TECHNOLOGY. The convergence of audio, data, visual communications, broadcast and computer network systems has created the need for sophisticated providers of equipment that have the ability to design, install and service complex systems. With our combination of technical personnel and over 37,000 products, we are uniquely positioned to fill this need.

     - CONTINUE TO FOCUS ON HIGHER MARGIN SYSTEMS INTEGRATION SERVICES BUSINESS. We intend to continue to devote increasing amounts of capital, personnel and other corporate resources to the enhancement of our systems integration business which provides us with greater gross margins than the computer product sales portion of our business. We believe that MCSi is positioned to become the recognized leader in national audio-video systems integration.

     - LEVERAGE EXISTING CUSTOMER BASE. We intend to continue to grow revenue and increase margins by migrating our 50,000 active customers from transactional product sales to increasingly higher value added activities. These activities include pre-engineered projects with custom configuration, systems integration projects, full project management work and managed services offerings.

     - CONTINUE TO ATTRACT TECHNICAL PERSONNEL. We have technical personnel that design, install, integrate and service audio-visual presentation, data, broadcast and computer technology products. We intend to continue to attract and retain technical personnel by providing excellent economic opportunities, interesting state-of-the art project work and advanced training.

     - PROVIDE BROAD GEOGRAPHIC COVERAGE. We maintain locations across the United States and Canada. This allows us to perform consistent technical services for installation and integration projects of local, regional and national scope. Most of our competition for these services operate at the local level, which would require a client with multiple locations to find multiple suppliers. Our ability to work on a broader scale leads to larger, higher margin projects for large organizations.

     - PROVIDE SUPERIOR CUSTOMER SERVICE. We offer our clients superior customer service through our knowledgeable and motivated sales force, our experienced staff of technical personnel and our customer service staff. We have invested in them because they allow us to add significant value to the services we provide to our customers, creating strong customer relationships.

     - MAINTAIN STRONG SUPPLIER RELATIONSHIPS. As a leading reseller of audio-visual, presentation, broadcast and computer technology products, we have strong relationships with over 500 original equipment manufacturers, including Sharp Electronics, NEC, InFocus, Proxima, Lexmark, Sony, Hitachi and Epson. We have been able to leverage our position as a market leader into advantageous relationships with many of our major suppliers, giving us a price and service advantage over smaller competitors. This is an advantage for us in both products sales as well as integration projects where we install equipment sourced through our suppliers.

INDUSTRY OVERVIEW

          There are a number of broad trends creating a convergence of computer, networking and audio-visual communication technologies. Technological innovations have created a market for sophisticated integrators and servicers of complex audio-visual and computer systems for communication facilities such as board rooms, conference rooms, command and control centers, training centers, classrooms, churches, theaters and many others. The following trends are among the drivers creating the rapid growth in the integrated computer, networking and audio-visual communication technology markets.

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

          NETWORK INSTALLED SYSTEMS. Increasingly, there is a move toward network installed systems whereby audio-visual equipment and computer technology accessories are linked directly with the corporate local area network. This linkage increases presentation adaptability, enhances presentation quality and eliminates the need for portable projection systems. For example, the Company finds that sophisticated business travelers increasingly choose to access their electronic presentation files at offices that have audio-visual communication systems installed, rather than carry laptop computers and portable presentation projectors. The projector/network system will allow for the retrieval of files from company servers, the ability to search the Internet and generate print instructions to the network printer. International Data Corporation estimates that there are 25 million business conference rooms worldwide and that all could be candidates for this type of advanced projector/network system.

          NEED FOR SKILLED TECHNICIANS. The high and increasing level of product sophistication creates demand for skilled technicians that are familiar with the vast array of product offerings and their capabilities, can design systems that serve the varying needs of audio-visual customers and can provide ongoing service to these complex computer network/audio-visual systems.

          INCREASING USE OF VIDEO CONFERENCING. Safety and security are the primary concerns behind the surge in videoconferencing. However, cultural adoption of videoconferencing by companies as a communication strategy is beginning to push this technology into the business mainstream. Five years ago the videoconferencing industry was challenged with proprietary technologies, interoperability problems and reliability. Recent advancements in technology and greater bandwidth accessibility have all but eliminated these technological hurdles. As with most maturing technologies, price is no longer a principal barrier. Videoconferencing is now positioned as a communication mainstay.

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

          AUDIO-VISUAL INTEGRATION SYSTEMS PROVIDERS. According to Kayye Consulting, the annual world-wide audio-visual systems integration market is over $7 billion. This market is characterized by many small regional companies with highly focused areas of expertise. This market requires integrators to be intimately familiar with their clients in order to best design, configure and implement computer technology and advanced presentation hardware to fulfill individual business needs. There exists an underserved market as regional contractors cannot meet the demands of national clients requiring standardized service across all of their locations from integrators who are familiar with their technological and business requirements. VARBUSINESS estimates that there are roughly 95,000 primarily small, regionally focused companies in North America that are both resellers and service providers/integrators of information technology products and that while the overall number of firms in this industry has remained flat over the last several years, the composition of firms has changed substantially. According to VARBUSINESS, the count of consultants and network integrators surged by 26% and 82% respectively, while distributors fell by 52%. This dramatic growth is reflective of the growing reliance organizations have on integration service providers who are familiar with their information technology requirements and can provide value-added services such as design, project management, installation and product service.

          AUDIO-VISUAL PRODUCTS. According to Worldwide Data Group, the estimated $7 billion worldwide projector market for 2001 is mostly comprised of product and systems sales, with services representing roughly one-quarter of potential revenue. Industry sources estimate unit growth of 20% in 2002. Service revenue is expected to grow faster as demand for systems integration becomes more widespread.

          COMPUTER TECHNOLOGY PRODUCTS AND SERVICES. Frost & Sullivan estimates that the U.S. retail computer and office automation supply and configuration market totaled approximately $35 billion in 2001 and estimates that the U.S. market for computer and office automation supplies and configuration will grow at a compound annual rate of approximately 6% to 8% over the next two years. The current size of the industry and its potential for future growth can be attributed to: (i) the increasing automation of the workplace as evidenced by the widespread use of personal computers, printers and computer network systems,
(ii) the decline in unit prices of computer hardware and peripherals, making them more affordable to individuals and small and medium sized businesses, (iii) the evolution of high-quality printers that require more consumable supplies than older, less sophisticated printers, and (iv) the growth in business presentation and graphics software, which results in the use of audio-visual presentation hardware.

PRODUCTS AND SERVICES

          We sell more than 37,000 different audio-visual, presentation, broadcast and computer technology and computer consumable products. We regularly update our product line to reflect advances in technology and to avoid product obsolescence. Our major products include computer technology products, audio-visual presentation products, technologies and accessories, broadcast and professional video products, technologies and accessories, as well as LCD and DLP projectors, video production and editing equipment, and a wide range of broadcast, production and post-production products.

          We design, engineer and integrate systems for group communication facilities. These facilities support the presentation of graphics, audio, video and data that allow participants to access and exchange information in interactive settings. These systems include large screen projection, video and audio conferencing, data/video walls, interactive kiosks, 3D displays, public address systems, closed circuit television and simulator displays. Our clients use these systems for meetings, training and education, and sales and marketing presentations in single or multiple locations. We create or enhance these systems for use in board and conference rooms, lecture halls, theatres, command and control centers, museums, theme parks, churches, home theatres and video conferencing centers.

          We design, integrate and maintain broadcast, professional video and networking support systems. These systems include analog and digital video origination, graphics design, post-production and distribution equipment and systems. They are used to create broadcast-quality video productions. Our clients for these services include independent producers, internal corporate, governmental, religious and educational production facilities, post production companies and major broadcast, cable and satellite companies. Some of our clients have included The Weather Channel, Turner Broadcasting System, Inc., FOX Sports Network and Panasonic. As the federal government continues to mandate the introduction of high definition digital television, we believe that the broadcast and video production industry will increasingly replace analog components with digital technology which will create significant sales opportunities for us.

          We also design, engineer, configure and integrate complex computer networking operations. These consulting and installation services include integrated local area and wide area networks with accompanying bridging, routing, multiplexing and switching hardware. Our core support services include a number of options designed to keep our clients' systems up and running, including factory authorized warranty and repair services. Some of the projects for which we have been engaged have included enterprise LAN and WAN resolutions, operating system migrations, storage area network solutions, virtual private networks and firewall security issues.

          We currently offer our clients the following services:

              - Consulting
              - Project design and engineering
              - Equipment/product procurement
              - Project management and integration
              - Documentation
              - E-commerce solutions
              - Managed services and long-term support
              - Rental and staging
              - End user training

SUPPLIERS

          The products we sell are manufactured by over 500 original equipment manufacturers, including Sharp Electronics, NEC, InFocus, Proxima, Lexmark, Sony, Hitachi and Epson. Approximately 37% of our product purchases were supplied by our ten largest original equipment manufacturers in 2001. No supplier represented 10% or more of our total product purchases in 2001.

SALES AND MARKETING

          We have historically sold our products to middle-market and smaller companies and to governmental, educational, wholesale and retail customers, including federal, state and local governmental agencies, universities and hospitals and to computer supply dealers. As the systems integration business has grown, we have also begun to target and sell to larger, more substantive corporate and institutional clients. No single customer accounted for more than 10% of our sales in 2001. As of December 31, 2001, we had a backlog of $141.0 million in integration projects. This backlog represents orders which are in various stages of completion.

          Our sales force provides national coverage and, as of December 31, 2001, consisted of 650 full-time sales representatives.

          The direct sales force markets our products and services by direct personal contact, using our management information systems which provide the sales representative the ability to quote a price to the client within a range which maintains our gross margins but gives the sales representative the flexibility to price products competitively. The sales force works with our clients to simplify and reduce the cost of the product procurement process by providing customized facsimile and online order forms, EDI processing and customized billing and shipping, and the option to become an e-commerce purchaser using a secure extranet directly connected to our warehouse. Outbound telemarketing sales are primarily directed to federal government and other corporate clients, who have the authority to make their own purchases or are purchasing specific products under master contracts with specific manufacturers and which, in part, represent sales in markets in which we do not have a sales location.

          We believe that our ability to maintain and grow our client and net sales base will depend, in part, on our ability to maintain a high level of customer satisfaction, as well as competitive prices. We believe that our clients typically purchase products based on an established long-term business relationship with their primary suppliers. We establish and maintain relationships with our clients by assigning a sales and an in-house customer service representative to most of them. Sales representatives have frequent contact with their clients and are responsible for increasing account penetration and providing customer service. Sales representatives are also responsible for marketing efforts directed to prospective clients and for responding to all bid and/or contract proposal requests for their existing and prospective customers.

          We also use an in-house marketing department which assists our sales representatives by generating leads and sales from existing accounts resulting from direct mail advertisements and questionnaires and from direct telephone solicitations.

DISTRIBUTION

          In January 2000, we began to use a single point distribution model for a majority of our product shipments through a 235,000 square foot distribution and product configuration center located in Erlanger, Kentucky. The facility's strategic location, which is geographically centralized to our national customer base, provides us with the ability to ship products to virtually any point in the continental United States. Our relationship with FedEx Corp., which allows for next day, two-day or ground service delivery nationwide, gives us strong distribution capabilities. Distributing the bulk of our customer orders through this facility provides us the opportunity to leverage the overall cost of our inventory. Most of our sales offices also maintain a limited amount of frequently ordered products in order to facilitate same day deliveries.

INVENTORY MANAGEMENT

          We manage our inventory by maintaining sufficient quantities of the most frequently ordered products to achieve high order fill rates while at the same time attempting to maximize inventory turns. Items not maintained in inventory are drop-shipped (i.e. shipped from the manufacturer's loading dock) directly to our clients. We continually attempt to identify slow moving inventory by use of our computer software applications and remove those SKUs whenever possible in order to maximize inventory turns. Inventory balances will fluctuate as we add new product lines, when we make large purchases from suppliers to take advantage of attractive terms and when certain inventory items are deleted. Inventory turnover on an annual basis was nine times for the year ended December 31, 2000 and eight times for the year ended December 31, 2001.

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

MANAGEMENT INFORMATION SYSTEMS

          We have continually invested in hardware, software and programming upgrades to our management information systems, which are run primarily from an IBM AS/400 computer located at our Dayton, Ohio headquarters. We use sophisticated enterprise resource planning distribution software, which has aided in consolidating subsidiaries and has automated a large number of key business functions using on-line, real time systems, including electronic commerce. These on-line systems provide management with information concerning sales, inventory levels, customer payments and other operations essential for us to operate as a high efficiency product reseller and systems integrator. Each of our offices has either a direct, full-time dedicated link to our in-house computer system, or may obtain such access through the Internet. We maintain in house full-time computer programmers who work to upgrade our software capability. The "down time" for our computer system has been negligible to date.

EMPLOYEES

          As of December 31, 2001, we had 2,036 full-time employees. None of our employees are represented by a labor union, and we have never suffered an interruption of business as a result of a labor dispute. We consider our relations with our employees to be excellent.

COMPETITION

          Our primary competitors include:
              - major full service office products distributors, other regional and national computer supply distributors, office products superstores and direct mail order companies;
              -    audio-visual equipment dealers;
              - companies that rent and sell audio-visual equipment, primarily in connection with staging services for trade shows and other corporate events;
              -    independent design consulting firms;
              -    electrical contractors;
              -    manufacturers' sales and service divisions;
              -    consumer electronics chains; and
              - the in-house communications staffs of many clients and potential clients.

          The industry in which we operate is highly competitive. We believe that the industry will further consolidate in the future and consequently become more competitive. Increased competition, particularly in the computer supply product line, may result in greater price discounting which may have a negative impact on our gross margins.

INTELLECTUAL PROPERTY

          We maintain a service mark on our name and symbol "MCSi," the circle logo design, the slogan "MCSi Media Consultants Systems Integrators," and other names and logos. All other trademarks or service marks referred to in this Annual Report on Form 10-K are trademarks or service marks of the respective entities that own them.

SUBSIDIARIES

          At December 31, 2001, we had 15 direct operating subsidiaries all of which have offices throughout the United States and Canada. See Exhibit 21 for a list of our subsidiaries.

          At December 31, 2000, we owned an equity investment in Zengine, Inc. ("Zengine"). During 2001, we acquired the remaining outstanding common stock of Zengine that we did not previously own.

ITEM 2.   PROPERTIES

          The Company's principal executive offices are located in Dayton, Ohio. The Company leases all of its office and warehouse space for use in the ordinary course of business. The leases expire at various times through 2026 and a majority of the Company's leases contain options to renew. The Company expects that it will be able to renew leases expiring in 2002 at rents which are substantially similar to current rent payments on a square footage basis. In addition, see "Certain Transactions" in the Company's proxy statement for a discussion of lease transactions with affiliates. The Company's material leased sales and warehouse locations are described in the table below:

LOCATION                                       SQUARE FEET         EXPIRATION DATE
--------                                       -----------         ---------------
Bensenville, Illinois......................         39,000            May 31, 2009
Berekely, California.......................         36,228           June 30, 2004
Brookfield, Wisconsin......................         30,000        October 31, 2007
Cypress, California........................         30,906          March 31, 2007
Dayton, Ohio...............................         29,863        October 31, 2006
Erlanger, Kentucky.........................        235,840       December 31, 2008
Farmers Branch, Texas......................         26,308            May 31, 2010
Memphis, Tennessee.........................        192,500           March 1, 2006
New Berlin, Wisconsin......................         40,000        October 31, 2009
Norcross, Georgia..........................         86,000           July 31, 2008
Redmond, Washington........................         40,350       February 28, 2009
Strongsville, Ohio.........................         46,106           July 31, 2026

          Properties acquired or leases entered into subsequent to December 31, 2001 are not included in the table.

          In connection with a restructuring of our operations in 2001, we undertook the closing of 39 redundant offices, which are not included in the table above.

ITEM 3.   LEGAL PROCEEDINGS

          On November 23, 2001, a lawsuit was filed in the United States District Court for the District of Arizona, Case No. CIV 01-2287 PHX-PGR against MCSi and 87 other corporate defendants alleging the infringement of certain patents relating to bar code technology by the Lemelson Medical, Educational and Research Foundation, Limited Partnership. The Lemelson Foundation Partnership has offered to settle this litigation by licensing this technology. We have engaged patent counsel and are currently investigating the allegations made. At this time, we cannot determine whether this lawsuit has merit, but it is not believed to be material to our results of operations or financial condition.

          We are, and have been involved, from time to time, in various claims, complaints, proceedings and litigation relating to activities arising from the normal course of our operations. Based on the facts currently available to us, we believe that the matters pending at December 31, 2001 are covered by insurance, without merit, or of such amounts which upon resolution are not likely to have a material adverse effect on our financial condition, results of operations or cash flows.

                                     PART II

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matter was submitted during the fourth quarter of the fiscal year covered by this Report to a vote of security holders, through the solicitation of proxies or otherwise.

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

                                                                     2000                    2001
                                                                     ----                    ----
Quarter                                                        High        Low         High         Low
-------                                                        ----        ---         ----         ---
First...................................................    $  36.375   $  27.750   $  22.625    $  14.250
Second..................................................       32.250      20.000      18.550       13.710
Third...................................................       34.938      18.984      16.750       11.000
Fourth..................................................       32.375      21.375      24.450       15.950
Year....................................................       36.375      18.984      24.450       11.000

          As of March 22, 2002, we had 257 shareholders of record and in excess of 3,000 beneficial shareholders.

          The declaration of cash dividends is at the discretion of the Board of Directors of the Company, and is limited by the Company's borrowing arrangements. No cash dividends on the Common Stock have been declared or paid by the Company to date. The Company does not anticipate paying cash dividends in the foreseeable future.

ITEM 6.   SELECTED FINANCIAL DATA

                                                                        Year Ended December 31,
                                              ----------------------------------------------------------------------------
Statement of Operations Data(1):                   1997           1998             1999          2000            2001
                                                   ----           ----             ----          ----            ----
                                                             (Dollars in thousands, except per share data)
Net sales...................................  $      107,487  $     313,762     $  632,239    $   828,603    $    810,370
Cost of sales...............................          88,190        246,670        501,762        630,827         581,028
                                              --------------  -------------     ----------    -----------    ------------
Gross profit ...............................          19,297         67,092        130,477        197,776         229,342
Selling, general and administrative expenses          15,441         53,389        102,877        157,749         183,586
Restructuring and other special charges (2).              --             --             --             --           9,821
                                              --------------  -------------     ----------    -----------    ------------
Operating income............................           3,856         13,703         27,600         40,027          35,935
Interest expense............................            (180)        (2,611)        (9,083)       (14,705)        (16,648)
Other income (expense) .....................              43            227           (385)           184            (597)
                                              --------------  -------------     ----------    -----------    ------------
Income before income taxes and discontinued
  operations................................           3,719         11,319         18,132         25,506          18,690
Provision for income taxes..................           1,507          4,994          7,779         11,388           9,433
                                              --------------  -------------     ----------    -----------    ------------
Income from continuing operations...........           2,212          6,325         10,353         14,118           9,257
                                              --------------  -------------     ----------    -----------    ------------
Income (loss) from discontinued operations..              --             --            785          1,107         (19,434)
                                              --------------  -------------     ----------    -----------    ------------
Net income (loss) ..........................  $        2,212  $       6,325     $   11,138    $    15,225    $    (10,177)
                                              ==============  =============     ==========    ===========    ============
Earnings per share of common stock - basic -
  continuing  operations....................  $         0.39  $        0.66     $     0.88    $      1.12    $       0.64
                                              ==============  =============     ==========    ===========    ============
Earnings per share of common stock - diluted
  - continuing operations...................  $         0.39  $        0.65     $     0.87    $      1.10    $       0.64
                                              ==============  =============     ==========    ===========    ============
Earnings per share of common stock - basic -
  net income (loss) ........................  $         0.39  $        0.66     $     0.95    $      1.21    $      (0.71)
                                              ==============  =============     ==========    ===========    ============
Earnings per share of common stock - diluted
  - net income (loss) ......................  $         0.39  $        0.65     $     0.93    $      1.19    $      (0.70)
                                              ==============  =============     ==========    ===========    ============
Weighted average number of
  common shares outstanding - basic ........       5,671,833      9,536,957     11,548,589     12,302,220      14,378,269
                                              ==============  =============     ==========    ===========    ============
Weighted average number of
  common shares outstanding - diluted.......       5,722,440      9,677,285     11,732,355     12,592,997      14,568,845
                                              ==============  =============     ==========    ===========    ============

                                                                               At December 31,
                                                ----------------------------------------------------------------------------
Balance Sheet Data (1):                                1997         1998           1999           2000          2001
                                                       ----         ----           ----           ----          ----
                                                                            (Dollars in thousands)
  Working capital .............................     $   8,188    $   81,334    $   129,974    $   109,294   $    179,160
  Total assets.................................        49,921       247,029        354,278        474,483        471,659
  Long-term debt...............................           112       107,906        149,461        154,907         46,381
  Redeemable minority interest in subsidiary...            --            --          3,977             --             --
  Stockholders' equity.........................        25,031        97,194        122,179        160,808        339,140

      (1) Since its initial public offering in 1996, the Company has been involved in an active acquisition program. Additionally, in December 2001, the Company entered into a definitive agreement to sell its Canadian Computer Supply Division (the "Division"). The Division has been accounted for as a discontinued operation and the selected financial data for periods prior to 2001 have been reclassified to reflect the Division as a discontinued operation. See Note 4 to the Consolidated Financial Statements.
      (2) In the fourth quarter of 2001, the Company undertook actions to restructure its operations, including the closing of redundant offices, the termination of redundant employees and the integration of Zengine's operations into those of the Company after the merger of Zengine into the Company in November 2001, and incurred other special charges. See Notes 3 and 4 to the Consolidated Financial Statements. The 2001 selling, general and administrative expenses include $3,865 of fourth quarter payroll and rent expense associated with employees to be severed and facilities to be closed in conjunction with the Company's restructuring activities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULT OF OPERATIONS

          As an aid to understanding our continuing operations on a comparative basis, the following table has been prepared to set forth certain statement of operations data.

                                                             Years Ended December 31,
                                                   -----------------------------------------
                                                        1999       2000         2001
                                                        ----       ----         ----
                                                       Percent    Percent      Percent
                                                       -------    -------      -------
          Net sales...............................      100.0%      100.0%       100.0%
          Cost of sales...........................       79.4        76.1         71.7
                                                        -----       -----        -----
          Gross profit............................       20.6        23.9         28.3
          Selling, general and administrative
           expenses...............................       16.3        19.0         22.7
          Restructuring and other special
           charges................................         --          --          1.2
                                                        -----       -----        -----
          Operating income........................        4.4         4.8          4.4
          Interest expense........................       (1.4)       (1.8)        (2.1)
          Other (expense) income..................         --          --         (0.1)
                                                        -----       -----        -----
          Income before income taxes..............        2.9         3.1          2.3
          Provision for income taxes..............        1.2         1.4          1.2
                                                        -----       -----        -----
          Income from continuing operations.......        1.6%        1.7%         1.1%
                                                        =====       =====        =====

     In December 2001, the Company entered into a definitive agreement to sell its Canadian Computer Supply Division (the "Division"). The Division has been accounted for as a discontinued operation and the information contained herein for periods prior to 2001 have been reclassified to reflect the Division as a discontinued operation.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

          NET SALES. Net sales for the year ended December 31, 2001 decreased by $18.2 million, or 2.2%, to $810.4 million from $828.6 million for the year ended December 31, 2000. The net sales decrease resulted primarily from a $103.2 million reduction in product sales, as the computer product market experienced significant market competition and price reductions, particularly in the fourth quarter of 2001 and we were unwilling to accept sales that would have resulted in gross margin deterioration. In addition, the 2000 results include $64.9 million of sales from the Azerty wholesale business which was sold in July 2000. This sales decrease was partially offset by a 64.5% increase in our audio-visual integration business where sales grew from $232.2 million in 2000 to $382.1 million in 2001, resulting primarily from acquisitions made in 2000 and continued expansion of our customer base. Sales returns are not material to our results of operations.

          GROSS PROFIT. Gross profit for the year ended December 31, 2001 increased by $31.6 million, or 16.0% to $229.3 million from $197.8 million for the year ended December 31, 2000. Gross profit as a percentage of net sales for the year ended December 31, 2001 was 28.3% compared to 23.9% for the year ended December 31, 2000. The increase in the gross profit percentage was due primarily to the increase in audio-visual system integration project sales, which have a higher gross profit percentage, as compared to computer technology product sales. Additionally, our 2000 results include the results of the aforementioned Azerty wholesale business, which generated relatively low margins of less than 10%.

          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the year ended December 31, 2001 increased by $25.8 million, to $183.6 million from $157.7 million for the year ended December 31, 2000. As a percentage of net sales, selling, general and administrative expenses were 22.7% for the year ended December 31, 2001 compared to 19.0% for the year ended December 31, 2000. This increase was due to increased audio-visual integration system sales, which have a higher percentage of selling, general and administrative expenses than computer technology product sales.

          RESTRUCTURING AND OTHER SPECIAL CHARGES. In the fourth quarter of 2001, we announced a restructuring plan to facilitate and support the growth of our integration business. The restructuring charges include the closing of duplicative and certain other sales offices and the termination of certain sales and administrative employees. In connection with this program, we recorded a total of $8.9 million for restructuring and other special charges. The other special charges of $2.9 million comprise costs associated with financing alternatives that we chose to abandon during the fourth quarter of 2001 and provisions for receivables from customers who became financially troubled in the fourth quarter of 2001. See Note 3 to the Consolidated Financial Statements. In addition, in connection with our acquisition of Zengine, we undertook actions to close redundant Zengine facilities and terminate duplicative sales, software engineering and administrative employees. In relation to this program, we recorded a charge of $0.9 million. See Note 4 to the Consolidated Financial Statements.

          OPERATING INCOME. Operating income for the year ended December 31, 2001 decreased by $4.1 million to $35.9 million from $40.0 million for the year ended December 31, 2000, for the reasons stated above. Operating margins were 4.4% for the year ended December 31, 2001 compared to 4.8% for the year ended December 31, 2000. Absent the restructuring and other special charges, operating income in 2001 would have increased by $5.7 million or 14.3% over 2000 levels.

          INTEREST EXPENSE. Interest expense for the year ended December 31, 2001 increased to $16.6 million from $14.7 million for the year ended December 31, 2000 due primarily to the increased average levels of indebtedness during 2001.

          PROVISION FOR INCOME TAXES. The provision for income taxes for the year ended December 31, 2001 decreased $2.0 million to $9.4 million from $11.4 million for the year ended December 31, 2000 due primarily to a decrease in pre-tax income. Our effective tax rate was 50.5% for the year ended December 31, 2001 as compared to 44.6% for 2000. The increase was primarily due to the impact of reduced pre-tax income and non-deductible goodwill on our effective tax rate.

          DISCONTINUED OPERATIONS. In December 2001, we entered into a definitive agreement to sell our Canadian Computer Supply Division ("Division") for approximately $14.0 million. The purpose of this sale was to dispose of this lower margin business so that we can continue to focus our resources on our higher margin integration services. We have accounted for these operations as a discontinued operation under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," which we adopted effective January 1, 2001.

          The Division was adversely affected in 2001 by sales and gross margin reductions of $7.0 million and $4.4 million, respectively, resulting from weaknesses in the Canadian computer supply market and 2001 charges relating to severance and facility closures as the Division rationalized its infrastructure in the weakened economic environment during the fourth quarter of 2001. Included in discontinued operations for the year ended December 31, 2001 is a loss on disposal of $9.2 million. See Note 4 of the Consolidated Financial Statements.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

          NET SALES. Net sales for the year ended December 31, 2000 increased by $196.4 million, or 31.1%, to $828.6 million from $632.2 million for the year ended December 31, 1999. Of the net sales increase, $169.7 million was attributable to the impact of acquisitions made during 2000 and 1999, and $91.6 million is a result of increased sales penetration, increased product offerings to existing customers and an expanded sales force. Increased sales attributable to the impact of our acquisitions and internal growth for the year ended December 31, 2000 was partially offset by a net sales reduction of approximately $51.0 million as a result of our July 7, 2000 sale of the Azerty Canada wholesale business. Sales returns are not material to our results of operations.

          GROSS PROFIT. Gross profit for the year ended December 31, 2000 increased by $67.3 million, or 51.6% to $197.8 million from $130.5 million for the year ended December 31, 1999. Gross profit as a percentage of net sales for the year ended December 31, 2000 was 23.9% compared to 20.6% for the year ended December 31, 1999. The increase in the gross profit percentage was due primarily to the increase in audio-visual system integration project sales, which have a higher gross profit percentage, as compared to computer technology product sales. Additionally, the aforementioned sale of the Azerty wholesale division resulted in improved margins, as the Azerty wholesale division generated average gross profit margins of less than 10%.

          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the year ended December 31, 2000 increased by $54.9 million, to $157.7 million from $102.9 million for the year ended December 31, 1999. As a percentage of net sales, selling, general and administrative expenses were 19.0% for the year ended December 31, 2000 compared to 16.3% for the year ended December 31, 1999. This increase was due primarily to increased audio-visual integration system sales, which have a higher percentage of selling, general and administrative expenses than computer technology product sales.

          OPERATING INCOME. Operating income for the year ended December 31, 2000 increased by $12.4 million to $40.0 million from $27.6 million for the year ended December 31, 1999, for the reasons stated above. Operating margins were 4.8% for the year ended December 31, 2000 compared to 4.4% for the year ended December 31, 1999.

          INTEREST EXPENSE. Interest expense for the year ended December 31, 2000 increased to $14.7 million from $9.1 million for the year ended December 31, 1999 due primarily to the increased level of indebtedness incurred during 2000, which was used primarily for business combinations and working capital requirements.

          PROVISION FOR INCOME TAXES. The provision for income taxes for the year ended December 31, 2000 increased $3.6 million to $11.4 million from $7.8 million for the year ended December 31, 1999 due primarily to an increase in pre-tax income. Our effective tax rate was 44.6% for the year ended December 31, 2000 as compared to 42.9% for the corresponding period of the prior year. The increase was primarily due to increased foreign income taxes.

          DISCONTINUED OPERATIONS. Income from discontinued operations increased to $1,107 in 2000 from $785 in 1999. The increase was primarily the result of enhanced sales volumes from the Company's existing customer base.

LIQUIDITY AND CAPITAL RESOURCES

          For the year ended December 31, 2001, net cash used in operating activities of continuing operations were $13.1 million. Net cash used in operating activities of continuing operations were $1.3 million and $3.2 million for the years ended December 31, 2000 and 1999, respectively. Cash used in operations during the two-year period ended December 31, 2000 relates primarily to the continued expansion of our business and the resultant increases in receivables and inventories. Cash used in operating activities during 2001 was primarily caused by reductions in our trade accounts payable and increases in accounts receivable.

          At December 31, 2001, our average days sales outstanding was 67 days as compared to 53 days at December 31, 2000. The increase of our average days sales outstanding is primarily the result of increased sales of audio-visual integration system project sales, which typically have longer collection cycles than product only sales.

          Average inventory turnover was nine and eight times for the years ended December 31, 2000 and 2001, respectively. The slowdown in inventory turns results from the increasing importance of audio visual integration projects, which typically do not turn inventory as quickly as product only sales.

          Capital expenditures for the years ended December 31, 1999, 2000 and 2001 were, $9.1 million, $10.5 and $11.4 million, respectively. Funds were used primarily to upgrade and enhance furniture, fixtures, equipment and information systems. Cash paid for business combinations totaled $10.6 million, $45.7 million and $5.5 million in

1999, 2000 and 2001 respectively. Our 2001 acquisition of Zengine, which was primarily funded using our common stock, resulted in $23.2 million of cash inflows. In addition, the July 7, 2000 sale of the Azerty wholesale business generated $30.4 million in cash flows from investing activities during 2000.

          Cash provided by financing activities of continuing operations was $65.6 million, $21.5 million and $16.1 million for the years ended December 31, 1999, 2000 and 2001, respectively. In 1999 and 2000, cash flows from financing activities were primarily affected by borrowings and repayments under our Credit Facility and purchases of treasury shares. During 2001, cash flows provided by financing activities relate primarily to the completion of two secondary offerings of our common stock, which resulted in net proceeds of $169.0 million. We used these proceeds to reduce bank debt and accounts payable.

          The aforementioned secondary offerings resulted in improvement in our balance sheet at December 31, 2001. Working capital at December 31, 2001 increased by $69.9 million to $179.2 million over levels at December 31, 2000. Additionally, debt was reduced from $193.1 million at December 31, 2000 to $46.6 million at December 31, 2001, leaving us with $122.6 million of availability under our US Credit Facility.

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

          The Credit Facility contains restrictive covenants, which may have an adverse effect on our operations in the future. We have agreed that, among other things, we will not: (i) change the nature of our business; (ii) liquidate or dissolve our affairs, merge, consolidate or acquire the property or assets of any person, other than permitted acquisitions that comply with the financial covenants of the Credit Facility, certain intercompany mergers, permitted investments, permitted dispositions, certain capital expenditures and leases;
(iii) permit the incurrence of any other lien on our property and assets; (iv) incur certain other indebtedness; (v) pay cash dividends or repurchase more than a certain amount of our capital stock (vi) violate certain financial covenants; or (vii) engage in certain other transactions. During 2001, we exceeded our capital expenditure limit, which was waived by the Banks.

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

RELATED PARTY TRANSACTIONS

          We lease certain facilities from related parties (executive, current and former board members or former owners of entities we acquired). These facilities include our primary distribution facility in Kentucky, and sales offices in Georgia, Ohio, Tennessee, California, Texas, Oklahoma and Washington. The aggregate amount paid on these leases was $1.3 million, $2.4 million and $4.0 million in 1999, 2000 and 2001, respectively.

KEY ACCOUNTING POLICIES

REVENUE RECOGNITION

          We record revenue when realized, or realizable, and earned when persuasive evidence of an arrangement exists, the products and services have been provided to or made available to the customer, the sales price is fixed and determinable and collectibility is reasonably assured. We primarily derive our revenue from two sources: product/equipment only sales and integrated systems contracts (which include both product/equipment and services). Revenue for product/equipment only sales is recognized based upon the shipping terms (primarily at time of shipment), when the title and risks and rewards of ownership have passed to the customer. For our integrated systems contracts, we apply a multiple-element accounting approach. For the products included in our integrated systems contracts, revenue is generally recognized when the product is shipped (consistent with our product/equipment sales). Revenue relating to installation, design and integration services is recognized based on the percentage that labor costs incurred to date bear to total labor costs expected for the contract. Losses expected to be incurred are recorded when such losses are known.

PROVISIONS FOR DOUBTFUL ACCOUNTS

          We establish provisions for doubtful accounts using historical average credit losses and specifically provide for known or probable losses. Given our experience, we believe that the allowance for potential losses is adequate, but if one or more of our larger customers were to default in its obligations under applicable contractual arrangements, we could be exposed to potential losses in excess of the provisions established.

NEW ACCOUNTING PRONOUNCEMENTS

During the year there were several new accounting pronouncements, as follows:

          Statement of Financial Accounting Standards No. 133 and No. 138. We adopted Statement of Financial Accounting Standards No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" ("SFAS 133"), as amended by Statement of Financial Accounting Standards No. 138, "ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES - AN AMENDMENT OF FASB STATEMENT NO. 133" ("SFAS 138"), on January 1, 2001. SFAS 133 and SFAS 138 require that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction, and if it is, the type of hedge transaction. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified to earnings in the periods in which earnings are impacted by the variability of the cash flows of the underlying hedged item. The impact of adopting these standards was not material to our consolidated financial position, results of operations or cash flows.

          Statement of Financial Accounting Standards No. 141. In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "BUSINESS COMBINATIONS" ("SFAS 141"). SFAS 141, which supersedes Accounting Principles Board Opinion No. 16, "BUSINESS COMBINATIONS" and SFAS No. 38, "ACCOUNTING FOR PREACQUISITION CONTINGENCIES OF PURCHASED ENTERPRISES," requires that all business combinations entered into after the effective date of July 1, 2001, be accounted for by the purchase method. It further defines criteria for recognition of intangible assets apart from goodwill and disclosure requirements for business combinations. Adoption of this standard on July 1, 2001 did not have a material impact on our consolidated financial position, results of operations or cash flows.

          Statement of Financial Accounting Standards No. 142. In June 2001, the FASB issued SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS" ("SFAS 142"). SFAS 142, which supersedes Accounting Principles Board Opinion No. 17, "INTANGIBLE ASSETS," defines new accounting treatment for goodwill and other intangible assets. This standard eliminates the amortization of goodwill and other intangible assets that have indefinite lives. It establishes a requirement that goodwill and other intangible assets with indefinite lives be tested at least annually for impairment, provides specific guidance on such testing, and requires disclosures of information about goodwill and other intangible assets in the years subsequent to their acquisition. SFAS 142 is effective for fiscal years beginning after December 15,

2001. We are currently evaluating the impact that the SFAS 142 transitional impairment test will have on goodwill and intangible assets. Any transitional impairment loss will be recognized as a change in accounting principle.

          Statement of Financial Accounting Standards No. 143. In June 2001, the FASB issued SFAS No. 143, "ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS" ("SFAS 143"). SFAS 143, which amends SFAS No. 19, "FINANCIAL ACCOUNTING AND REPORTING BY OIL AND GAS PRODUCING COMPANIES," establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. The objective of SFAS 143 is to provide guidance for legal obligations associated with the retirement of tangible long-lived assets. The retirement obligations included within the scope of this project are those that an entity cannot avoid as a result of either acquisition, construction or normal operation of a long-lived asset. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. We do not expect this standard to have any material impact on our consolidated financial position, results of operations or cash flows.

          Statement of Financial Accounting Standards No. 144. In August 2001, the FASB issued SFAS No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS" ("SFAS 144"). SFAS 144 supersedes SFAS No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF" ("SFAS 121") and amends Accounting Principles Board Opinion No. 30, "REPORTING RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS." This statement develops one accounting model (based on the model in SFAS 121) for long-lived assets that are disposed of by sale, as well as addresses the principal implementation issues. In addition, discontinued operations are no longer measured on a net realizable value, and future operating losses are no longer recognized before they occur. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. As permitted by SFAS 144, we adopted SFAS 144 in the fourth quarter of 2001, with an effective date of January 1, 2001.

ITEM 7A.  QUANTITIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

          The primary market risks facing us involve foreign currency risk, credit risk and interest rate risk.

          FOREIGN OPERATIONS. Since December 1998, we have had operations in Canada. Substantially all of those operations are conducted in Canadian dollars. As described in Note 4 of the Consolidated Financial Statements, in December 2001, we entered into a definitive agreement to sell the Canadian Computer Supply Division. Subsequent to the sale of this entity, our exposure to foreign currency risk has been reduced.

          HEDGING ACTIVITIES. From time to time, we enter into foreign currency forward contracts to hedge pending inventory purchase transactions denominated in foreign currencies. There were no forward contracts outstanding at December 31, 2000 and 2001. From time to time, we enter into interest rate hedge arrangements to hedge our interest rate risk. See discussion in "Interest Rate Risk" below.

          CREDIT RISK. We establish provisions for doubtful accounts using historical average credit losses and specifically provide for known or probable losses. Given our experience, we believe that the allowance for potential losses is adequate, but if one or more of our larger customers were to default in its obligations under applicable contractual arrangements, we could be exposed to potential losses in excess of the provisions established.

          INTEREST RATE RISK. We are exposed to interest rate risk because our borrowing arrangements generally carry variable rates of interest. We currently are a party to two interest rate hedging arrangements totaling $60 million with the Banks. These arrangements hedge against potential interest rate increases by fixing the interest rate on $30 million of our borrowings at 3.1% and fixing our interest rate on an additional $30 million of borrowings between 3.2% and 5.0%. Accordingly, our exposure to increases in interest rates has been reduced at December 31, 2001. During 2001, we reduced our level of bank borrowings and other debt from $193.1 million at December 2000 to $46.6 million at December 31, 2001. The December 31, 2001 level of borrowings is net of cash deposited with the Banks, for which the contractual right of offset exists. Because our Credit Facility charges us interest calculated at variable interest rates, a significant increase in our levels of borrowing, coupled with general market rates of interest could have an adverse effect on us. Based upon the level of our variable borrowings at December 31, 2001, a 1% increase in interest rates would result in an increased pre-tax charge against earnings of approximately $0.9 million.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

                                                                                             PAGE
                                                                                             ----
Report of Independent Accountants......................................................       20

Financial Statements:

Consolidated Balance Sheet at December 31, 2000 and 2001...............................       21

Consolidated Statement of Operations for the years ended
        December 31, 1999, 2000 and 2001...............................................       22

Consolidated Statement of Changes in Stockholders' Equity for
        the years ended December 31, 1999, 2000 and 2001...............................       23

Consolidated Statement of Comprehensive Income for the years ended
        December 31, 1999, 2000 and 2001...............................................       24

Consolidated Statement of Cash Flows for the years ended
        December 31, 1999, 2000 and 2001...............................................       25

Notes to the Consolidated Financial Statements.........................................       26

                        REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF MCSi, INC.

          In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of MCSi, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP
Cincinnati, Ohio
March 28, 2002

                                   MCSi, INC.

                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)

                                                                            December 31,
                                                                  -----------------------------
                          ASSETS                                       2000            2001
                                                                       ----            ----
Current assets:
  Cash and cash equivalents.................................      $        4,157   $      6,085
  Accounts receivable.......................................             143,751        163,732
  Inventories...............................................              72,578         72,083
  Prepaid expenses..........................................               1,169            905
  Assets of discontinued operations........................               32,433         14,926
  Deferred income taxes.....................................               1,747          3,671
                                                                  --------------   ------------
      Total current assets..................................             255,835        261,402
  Property and equipment - net .............................              40,744         42,018
  Intangible assets - net ..................................             148,546        165,587
  Equity investment in affiliate............................              27,205             --
  Other assets..............................................               2,153          2,652
                                                                  --------------   ------------
      Total assets..........................................      $      474,483   $    471,659
                                                                  ==============   ============
                                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable - trade..................................      $       71,134   $     47,979
  Accrued expenses, payroll and income taxes................              18,112         20,713
  Liabilities of discontinued operations....................              19,079         13,291
  Short-term debt...........................................              38,216            259
                                                                  --------------   ------------
      Total current liabilities.............................             146,541         82,242
Long-term debt..............................................             154,907         46,381
Deferred income taxes.......................................              12,227          3,896
                                                                  --------------   ------------
      Total liabilities.....................................             313,675        132,519
                                                                  --------------   ------------
Commitments and contingencies...............................                  --             --
Stockholders' equity:
  Preferred stock, no par value; 5,000,000 shares
      authorized, none outstanding..........................                  --             --
  Common stock, no par value; 30,000,000 shares
      authorized, 12,723,598 and 24,306,384 shares
      outstanding at December 31, 2000 and
      2001, respectively....................................                  --             --
  Additional paid-in capital................................             126,765        320,236
  Retained earnings.........................................              38,638         28,461
  Accumulated other comprehensive income....................                (485)        (1,504)
  Unearned compensation.....................................                  --           (365)
  Treasury stock, at cost 161,289 and 397,470 shares at
      December 31, 2000 and 2001, respectively..............              (4,110)        (7,688)
                                                                  --------------   ------------
          Total stockholders' equity........................             160,808        339,140
                                                                  --------------   ------------
          Total liabilities and stockholders' equity .......      $      474,483   $    471,659
                                                                  ==============   ============

The accompanying notes are an integral part of these consolidated financial statements.

                                   MCSi, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                  (Dollars in thousands, except per share data)

                                                                                        Year Ended December 31,
                                                                           ----------------------------------------------
                                                                                1999           2000             2001
                                                                                ----           ----             ----
Net sales...............................................................   $      632,239  $    828,603   $       810,370

Cost of sales...........................................................          501,762       630,827           581,028
                                                                           --------------  ------------   ---------------
Gross profit............................................................          130,477       197,776           229,342

Selling, general and administrative expenses............................          102,877       157,749           183,586

Restructuring and other special charges.................................               --            --             9,821
                                                                           --------------  ------------   ---------------
Operating income........................................................           27,600        40,027            35,935

Interest expense .......................................................           (9,083)      (14,705)          (16,648)

Other (expense) income, net.............................................             (385)          184              (597)
                                                                           --------------  ------------   ---------------
Income before income taxes and discontinued operations..................           18,132        25,506            18,690

Provision for income taxes..............................................            7,779        11,388             9,433
                                                                           --------------  ------------   ---------------
Income from continuing operations.......................................           10,353        14,118             9,257
                                                                           --------------  ------------   ---------------
Income (loss) from discontinued operations, net of tax..................              785         1,107           (19,434)
                                                                           --------------  ------------   ---------------
Net income (loss).......................................................   $       11,138  $     15,225   $       (10,177)
                                                                           ==============  ============   ===============
Earnings per share of common stock -- basic -- continuing operations....   $         0.88  $       1.12   $          0.64
                                                                           ==============  ============   ===============
Earnings per share of common stock -- diluted  -- continuing operations.   $         0.87  $       1.10   $          0.64
                                                                           ==============  ============   ===============
Earnings per share of common stock -- basic -- net income (loss) .......   $         0.95  $       1.21   $         (0.71)
                                                                           ==============  ============   ===============
Earnings per share of common stock -- diluted -- net income (loss) .....   $         0.93  $       1.19   $         (0.70)
                                                                           ==============  ============   ===============
Weighted average number of common shares outstanding -- basic...........       11,548,589    12,302,220        14,378,269
                                                                           ==============  ============   ===============
Weighted average number of common shares outstanding -- diluted.........       11,732,355    12,592,997        14,568,845
                                                                           ==============  ============   ===============

The accompanying notes are an integral part of these consolidated financial statements.

                                   MCSi, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)

                                                                                            Accumulated
                                                        Additional               Treasury      other
                                 Shares       Treasury   paid-in     Retained    stock -    comprehensive     Unearned
                               outstanding     shares    capital     earnings    at cost       income       compensation      Total
                               -----------     ------    -------     --------    -------       ------       ------------      -----
Balance, December 31, 1998.... 11,550,485     (79,414)  $   86,154   $  12,275  $   (1,332) $          97   $         --  $  97,194

Net income ...................                                          11,138                                               11,138

Shares issued in connection
 with business combinations...     478,662     244,512      13,833                   4,390                                   18,223
Purchases of treasury shares                  (271,600)                             (5,508)                                  (5,508)
Transactions involving stock
 options and employee
 stock purchase plan..........      55,457      21,558         318                     373                                      691
Accretion of put option.......                                (174)                                                            (174)
Unearned compensation.........                                                                                       (90)       (90)
Unrealized gain on marketable
 securities...................                                                                         21                        21
Cumulative translation
 adjustment...................                                                                        684                       684

                               -----------------------------------------------------------------------------------------------------
Balance, December 31, 1999....  12,084,604     (84,944)    100,131      23,413      (2,077)           802            (90)   122,179

Net income....................                                          15,225                                               15,225
Shares issued in connection
 with business combinations...     562,519     304,157      10,718                   8,426                                   19,144
Purchases of treasury shares..                (401,700)                            (11,029)                                 (11,029)

Transactions involving stock
 options and employee
 stock purchase plan..........      76,475      21,198       1,508                     570                                    2,078
Accretion of put option.......                                (286)                                                            (286)
Unearned compensation.........                                                                                        90         90
Reclassification adjustment
 for realized loss on
 marketable securities........                                                                        192                       192
Gain on affiliate sale of
 stock........................                              14,694                                                           14,694
Cumulative translation
 adjustment...................                                                                     (1,479)                   (1,479)
                               -----------------------------------------------------------------------------------------------------
Balance, December 31, 2000....  12,723,598    (161,289)    126,765      38,638      (4,110)          (485)            --    160,808

Net loss......................                                         (10,177)                                             (10,177)
Shares issued in connection
 with business combinations...   1,486,994                  25,259                                                           25,259
Purchases of treasury shares..                (273,450)                             (4,355)                                  (4,355)
Transactions involving
 employee stock compensation..     115,792      37,269       2,214                     777                                    2,991
Unearned compensation.........                                                                                      (365)      (365)
Net proceeds from secondary
 offering of common stock.....   9,980,000                 165,998                                                          165,998
Unrealized loss on
 marketable securities.........                                                                      (128)                     (128)
Unrealized loss on hedging
 arrangements.................                                                                       (453)                     (453)
Cumulative translation
 adjustment...................                                                                       (438)                     (438)
                               -----------------------------------------------------------------------------------------------------
Balance, December 31, 2001....  24,306,384    (397,470) $  320,236   $  28,461  $   (7,688) $      (1,504)  $       (365) $ 339,140
                               ===========    ========  ==========   =========  ==========  =============   ============  =========

The accompanying notes are an integral part of these consolidated financial statements.

                                   MCSi, INC.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                             (Dollars in thousands)

                                                                     Year Ended December 31,
                                                         ---------------------------------------------
                                                                  1999            2000            2001
                                                                  ----            ----            ----
Net income (loss) ...................................       $   11,138     $    15,225     $   (10,177)
Other comprehensive income (loss):
Cumulative translation adjustment ...................              684          (1,479)           (438)
Unrealized gain (loss) on marketable securities......               21             192            (128)
Unrealized loss on hedging arrangements..............               --              --            (453)
                                                            ----------     -----------     -----------
Comprehensive income (loss) .........................       $   11,843     $    13,938     $   (11,196)
                                                            ==========     ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                   MCSi, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)

                                                                                      Year Ended December 31,
                                                                           ---------------------------------------------
                                                                                     1999           2000         2001
                                                                                     ----           ----         ----
Cash flows from operating activities:
   Net income (loss).....................................................  $       11,138   $     15,225   $     (10,177)
   (Income) loss from discontinued operations ...........................            (785)        (1,107)         19,434
                                                                           --------------   ------------   -------------
   Income from continuing operations ....................................          10,353         14,118           9,257
   Adjustments to reconcile net income to cash used in continuing operating activities:
       Depreciation and amortization.....................................           4,570          9,327          13,272
       Other non-cash items..............................................            (113)            91           1,770
       Deferred income taxes.............................................             790          1,232            (846)
       Changes in assets and liabilities, net of effects of business combinations and dispositions:
          Accounts receivable............................................          (5,320)       (34,913)        (17,971)
          Inventories....................................................         (15,317)       ( 3,167)          4,802
          Prepaid expenses and other assets .............................            (223)          (297)           (922)
          Accounts payable - trade ......................................           5,111         13,059         (24,081)
          Accrued expenses, payroll and income taxes.....................          (3,037)          (766)          1,626
                                                                           --------------   ------------   -------------
          Cash used in continuing operations ............................          (3,186)       ( 1,316)        (13,093)
          Cash provided by (used in) discontinued operations ............             349         (7,872)         (8,773)
                                                                           --------------   ------------   -------------
          Cash used in operating activities .............................          (2,837)        (9,188)        (21,866)
                                                                           --------------   ------------   -------------
Cash flows from investing activities:
       Capital expenditures .............................................          (9,064)       (10,519)        (11,448)
       Proceeds from cash surrender value of insurance policies..........              --          1,816             424
       Business combinations ............................................         (10,632)       (45,681)         (5,503)
       Proceeds from sale of Azerty .....................................              --         30,449              --
       Cash included in business combinations ...........................              48          1,452          23,182
                                                                           --------------   ------------   -------------
             Cash (used in) provided by continuing investing activities..         (19,648)       (22,483)          6,655
             Cash (used in) provided by discontinued investing activities          (1,623)          (643)            191
                                                                           --------------   ------------   -------------
             Cash (used in) provided by investing activities.............         (21,271)       (23,126)          6,846
                                                                           --------------   ------------   -------------
Cash flows from financing activities:
       Proceeds from sale of subsidiary stock ...........................           3,871             --              --
       Proceeds from sale of common stock ...............................             691          2,078         168,989
       Repayment of debt acquired in business combinations...............          (7,588)       (11,850)             --
       Purchase of treasury shares ......................................          (5,508)       (11,029)         (4,355)
       Debt issuance costs ..............................................            (235)          (753)         (2,043)
       Net proceeds from (repayment of) debt ............................          74,353         43,066        (146,483)
                                                                           --------------   ------------   -------------
             Cash provided by continuing financing activities ...........          65,584         21,512          16,108
             Cash (used in) provided by discontinued financing activities         (41,160)        11,419           1,278
                                                                           --------------   ------------   -------------
             Cash provided by financing activities ......................          24,424         32,931          17,386
                                                                           --------------   ------------   -------------
Effect of exchange rates on cash ........................................           1,178            151            (438)
                                                                           --------------   ------------   -------------
       Net increase in cash and cash equivalents.........................           1,494            768           1,928
       Cash and cash equivalents - beginning of year ....................           1,895          3,389           4,157
                                                                           --------------   ------------   -------------
       Cash and cash equivalents - end of year ..........................  $        3,389   $      4,157   $       6,085
                                                                           ==============   ============   =============
Supplemental cash flow information:
       Income taxes paid ................................................  $        6,389   $      6,615   $       8,556
       Interest paid ....................................................  $        8,977   $     14,304   $      16,629
       Fair value of common stock issued in business combinations........  $       18,223   $     19,144   $      25,259
       Debt issued in business combinations .............................  $        8,206   $         --   $          --

The accompanying notes are an integral part of these consolidated financial statements.

                                   MCSi, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1.   ORGANIZATION AND OPERATIONS

          MCSi, Inc. and its subsidiaries ("MCSi" or the "Company") operates in one business segment and sells a wide variety of computer supplies and audio-visual presentation products and services to corporate customers, governmental agencies, universities, hospitals and, to a lesser extent, computer supply dealers throughout the United States and Canada.

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

          The consolidated financial statements include the accounts of MCSi and its majority owned subsidiaries. Investments in the equity securities of entities in which the Company exercised significant influence, but did not control, and owned more than 20% of the outstanding common stock are accounted for based on the equity method.

FOREIGN CURRENCIES

          The financial statements of the Company's continuing Canadian subsidiary, whose functional currency is the Canadian dollar, is translated to U.S. dollars at period end exchange rates for assets and liabilities and at weighted average exchange rates for the results of operations. The resulting translation gains or losses are accumulated in a separate component of stockholders' equity.

          From time to time, the Company has entered into forward foreign currency contracts to manage currency risks relating to existing assets or liabilities and purchase commitments denominated in foreign currencies. At December 31, 2000 and 2001, no forward exchange contracts were outstanding.

CASH AND CASH EQUIVALENTS

          Cash and cash equivalents include cash on hand and on deposit and highly liquid investments with initial maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value.

REVENUE RECOGNITION

          Revenue is recorded when realized, or realizable, and earned when persuasive evidence of a revenue generating arrangement exists, the products and/or services have been provided to or made available to the customer, the sales price is fixed and determinable and collectibility is reasonably assured. Revenue is derived from two sources: product/equipment only sales and integrated systems contracts (which include both product/equipment and services). Revenue for product/equipment only sales is recognized based upon the shipping terms (primarily at time of shipment), when the title and risks and rewards of ownership have passed to the customer. For integrated systems contracts, the Company applies a multiple-element accounting approach. For the products included in integrated systems contracts, revenue is generally recognized when the product is shipped (consistent with product/equipment sales). Revenue relating to installation, design and integration services is recognized based on the percentage that labor costs incurred to date bear to total labor costs expected for the contract. Losses expected to be incurred are recorded when such losses are known.

INVENTORIES

          Inventories are stated at the lower of cost or market. Cost is determined using principally the weighted average method. Inventories consist primarily of products held for resale.

                                   MCSi, INC.

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

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

                                                                            Estimated Useful Lives
                                                                            ----------------------

            Buildings ................................................          30 to 40 years
            Furniture, fixtures, equipment and information systems ...          3 to 10 years
            Leasehold improvements ...................................          3 to 5 years
            Transportation equipment .................................          5 years

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

IMPAIRMENT OF LONG-LIVED ASSETS

          The Company reviews the carrying value of long-lived assets to be held and used or to be disposed of for impairment in accordance with Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss would be recognized when estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount, with the loss measured based on discounted expected cash flows.

EARNINGS PER SHARE

          Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding plus all potentially dilutive common share equivalents outstanding during the period unless anti-dilutive. Dilutive common shares are determined using the treasury stock method.

FAIR VALUE OF FINANCIAL INSTRUMENTS

          The following methods were used by the Company in estimating its fair value disclosures for financial instruments:

          CASH AND CASH EQUIVALENTS, ACCOUNTS RECEIVABLE AND ACCOUNTS PAYABLE - The carrying amounts reported in the balance sheet approximate fair value.

          DERIVATIVE CONTRACTS - The fair value of the Company's foreign exchange contracts and interest rate hedge arrangements are estimated based on quoted market prices of comparable contracts.

          AVAILABLE-FOR-SALE MARKETABLE SECURITIES - The fair value of available-for-sale marketable securities is obtained from quoted market prices. Marketable securities are reported on the balance sheet at fair value with resulting gains or

                                   MCSi, INC.

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

losses that are considered to be temporary recorded as a component of stockholders' equity. Losses that are considered to be other than temporary are recorded as other income or expense in the statement of operations.

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

RECLASSIFICATIONS

          Certain prior year information has been reclassified to conform to the 2001 presentation.

NEW ACCOUNTING PRONOUNCEMENTS

          Statement of Financial Accounting Standards ("SFAS") No. 133 and No.
138. MCSi adopted SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" ("SFAS 133"), as amended by SFAS No. 138, "ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES - AN AMENDMENT OF FASB STATEMENT NO. 133" ("SFAS 138"), on January 1, 2001. SFAS 133 and SFAS 138 require that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction, and if it is, the type of hedge transaction. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified to earnings in the periods in which earnings are impacted by the variability of the cash flows of the underlying hedged item. The impact of adopting these standards was not material to MCSi's consolidated financial position, results of operations or cash flows.

          SFAS No. 141. In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "BUSINESS COMBINATIONS" ("SFAS 141"). SFAS 141, which supersedes Accounting Principles Board Opinion No. 16, "BUSINESS COMBINATIONS" and SFAS No. 38, "ACCOUNTING FOR PREACQUISITION CONTINGENCIES OF PURCHASED ENTERPRISES," requires that all business combinations entered into after the effective date of July 1, 2001, be accounted for by the purchase method. It further defines criteria for recognition of intangible assets apart from goodwill and disclosure requirements for business combinations. Adoption of this standard on July 1, 2001 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

          SFAS No. 142. In June 2001, the FASB issued SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS" ("SFAS 142"). SFAS 142, which supersedes Accounting Principles Board Opinion No. 17, "INTANGIBLE ASSETS," defines new accounting treatment for goodwill and other intangible assets. This standard eliminates the amortization of goodwill and other intangible assets that have indefinite lives. It establishes a requirement that goodwill and other intangible assets with indefinite lives be tested at least annually for impairment, provides specific guidance on such testing, and requires disclosures of information about goodwill and other intangible assets in the years subsequent to their acquisition. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the impact that the SFAS 142 transitional impairment test will have on goodwill and intangible assets. Any transitional impairment loss will be recognized as a change in accounting principle.

          SFAS No. 143. In June 2001, the FASB issued SFAS No. 143, "ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS" ("SFAS 143"). SFAS 143, which amends SFAS No. 19, "FINANCIAL ACCOUNTING AND REPORTING BY OIL AND GAS PRODUCING COMPANIES," establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. The objective of SFAS 143 is to provide guidance for legal obligations associated with the retirement of tangible long-lived assets. The retirement obligations included within the scope of this project are those that an

                                   MCSi, INC.

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

entity cannot avoid as a result of either acquisition, construction or normal operation of a long-lived asset. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. MCSi does not expect this standard to have any material impact on the Company's consolidated financial position, results of operations or cash flows.

          SFAS No. 144. In August 2001, the FASB issued SFAS No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS" ("SFAS 144"). SFAS 144 supersedes SFAS No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF" ("SFAS 121") and amends Accounting Principles Board Opinion No. 30, "REPORTING RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS." This statement develops one accounting model (based on the model in SFAS 121) for long-lived assets that are disposed of by sale. In addition, discontinued operations are no longer measured on a net realizable value, and future operating losses are no longer recognized before they occur. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. MCSi adopted SFAS 144 in the fourth quarter of 2001, with an effective date of January 1, 2001.

NOTE 3.   RESTRUCTURING AND OTHER SPECIAL CHARGES

          In the fourth quarter of 2001, the Company implemented a restructuring plan to facilitate and support the growth of its audio visual integration operations and recorded restructuring and other special charges related thereto. The restructuring charges include the closing of duplicative and certain other sales offices and the termination of certain sales and administrative employees. In connection with this program, MCSi recorded $8,936 for restructuring and other special charges. The other special charges of $2,863 comprise costs associated with financing alternatives that the Company chose to abandon and provisions for receivables from customers who had become financially troubled in the fourth quarter of 2001. A summary of the restructuring follows:

                                                                              Utilized         Balance at
                                                        2001 Provision       during 2001   December 31, 2001
                                                        --------------       -----------   -----------------
          Employee severance.........................   $      430          $     (224)    $        206
          Lease terminations.........................        5,289                (580)           4,709
          Other facility exit costs..................          354                (354)              --
                                                        ----------          ----------     ------------
          Total restructuring charge.................   $    6,073          $   (1,158)    $      4,915
                                                        ==========          ==========     ============

          Of the total employees of 361 to be terminated under this plan, 201 were terminated prior to December 31, 2001 and the remainder were terminated in early 2002. The remaining liabilities at December 31, 2001 relate to actions taken in conjunction with the plan and will be paid as these matters are resolved.

NOTE 4.   ACQUISITIONS/DIVESTITURES

          For several years the Company has been engaged in an active acquisition program. In November 2001, MCSi acquired the 41.5% of the outstanding common shares that it did not already own of Zengine, Inc. ("Zengine") an e-commerce software and services provider. The Company acquired Zengine to more closely integrate Zengine's operations with MCSi's and to avail itself of Zengine's working capital. In that transaction, MCSi issued approximately 1.4 million shares of its common stock in exchange for the remaining publicly held shares of Zengine for an aggregate value of approximately $23 million, plus related out of pocket expenses. Additionally, outstanding Zengine stock options were converted into stock options of the Company. The fair value of vested Zengine options was included in the determination of the purchase price, while the difference between the fair value of the Company's common stock and the exercise price of unvested options is being amortized to income over the remaining vesting period. MCSi has included 100% of the results of Zengine in its consolidated results from the date of acquisition. Subsequent to Zengine's initial public offering (See Note 11) and prior to the date of this acquisition, MCSi accounted for its investment in Zengine using the equity method of accounting, because MCSi did not control Zengine. Zengine's results of operations are not material to MCSi's consolidated results for any period presented and therefore proforma data regarding the acquisition is not presented.

                                   MCSi, INC.

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

          The Zengine purchase price was allocated to the estimated fair value of the net tangible and intangible assets acquired with the remainder being allocated to goodwill. Additionally, during 2001 the Company resolved contingent matters associated with acquisitions made in 2000 and recorded two contingent purchase payments from prior years' acquisitions.

          In connection with the acquisition of Zengine, MCSi recorded a charge for merger related integration costs, which is included in restructuring and other special charges. A summary of these costs follows:

                                                                  Utilized         Balance at
                                         2001 Provision         during 2001    December 31, 2001
                                         --------------         -----------    -----------------
         Employee severance.....      $          585       $          (411)     $        174
         Exit costs.............                 300                  (300)               --
                                      --------------       ---------------      ------------

         Total..................      $          885       $          (711)     $        174
                                      ==============       ===============      ============

          These merger related integration costs include the downsizing and restructuring of Zengine's operations, and involve exiting duplicative facilities and terminating excess and duplicative sales, software engineering and administration employees. In total, the Zengine restructuring resulted in the reduction of 57 employees, of which 37 had been terminated at December 31, 2001.

          During 2000, the Company acquired four businesses engaged in the audio visual presentation products industry, all in purchase business combinations. Earnings of each of the acquired entities have been recorded by the Company beginning with the respective acquisition dates. The aggregate purchase price of the acquired entities of $62,232 was comprised of $41,060 in cash, 866,676 shares of the Company's common stock with a fair value of $19,144, and related out of pocket expenses totaling $2,028. The acquisition price of these transactions has been allocated to the estimated fair value of the net tangible and intangible assets acquired and the liabilities assumed, with the residual being allocated to goodwill, which was being amortized over a forty year life.

          The following unaudited proforma financial information reflects the effect of the 2000 acquisitions assuming the 2000 acquisitions had occurred at the beginning of the year:

                                                                     Continuing Operations
                  Net sales..................................          $      1,014,356
                                                                       ================
                  Net loss...................................          $           (681)
                                                                       ================
                  (Loss) earnings per share of common stock-
                      basic and diluted......................          $          (0.08)
                                                                       ================

          Accumulated amortization of intangible assets (primarily goodwill) was $7,564 and $11,920 at December 31, 2000 and 2001, respectively.

                                   MCSi, INC.

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

          In December 2001, MCSi entered into a definitive agreement to sell its Canadian Computer Supply Division (the "Division") for approximately $14,000. The purpose of this sale was to dispose of this lower margin business so that MCSi could focus its resources on its higher margin integration services. MCSi has accounted for these operations as a discontinued operations under the provisions of SFAS No. 144, "ACCOUNTING FOR IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS," which MCSi adopted effective January 1, 2001, as MCSi exited its entire computer supply business in Canada. Accordingly, the financial statements for prior periods have been reclassified to reflect the Division as discontinued operations. The following table summarizes the results of operations of the
Division:

                                                                1999               2000                 2001
                                                                ----               ----                 ----
          Net sales..............................     $        54,510    $       67,075      $         60,054
                                                      ===============    ==============      ================
          Income (loss) from operations including
          income taxes of $614, $(461)
            and $--..............................     $           785    $        1,107      $        (10,270)
                                                      ===============    ==============      ================

          Loss on disposition including income
           taxes of $-, $- and $411...............    $            --    $           --      $         (9,164)
                                                      ===============    ==============      ================

          Earnings (loss) per share of common
           stock-basic-discontinued operations....    $          0.07    $         0.09      $          (1.35)
                                                      ===============    ==============      ================

          Earnings (loss) per share of common
           stock-diluted-discontinued operations..    $          0.07    $         0.09      $          (1.33)
                                                      ===============    ==============      ================


          In July 2000, the Company sold certain of the assets and liabilities of its specialty wholesale division operating as Azerty Canada. The gain resulting from this transaction was not material to the Company's results of operations. Net sales from this division were approximately $116,000 and $65,000 for the years ended December 31, 1999 and 2000, respectively. As a result of accounting principles in effect during 2000 this disposition was not accounted for as discontinued operations.

NOTE 5.   ACCOUNTS RECEIVABLE

          Accounts receivable consists of the following:

                                                                                 December 31,
                                                                      -------------------------------
                                                                            2000               2001
                                                                            ----               ----
              Trade ............................................      $     143,148      $    164,660
              Other ............................................              1,173             1,404
              Allowance for doubtful accounts...................               (570)           (2,332)
                                                                      -------------      ------------
                                                                      $     143,751      $    163,732
                                                                      =============      ============

          The following table summarizes the activity in the Company's allowance for doubtful accounts:

                                                                       Year Ended December 31,
                                                           ---------------------------------------------
                                                                1999              2000           2001
                                                                ----              ----           ----
          Balance, beginning of period...............       $       547     $     1,009    $          570
          Additional provisions......................               568             343             2,404
          Write-offs, net of recoveries..............              (106)           (782)             (642)
                                                            -----------     -----------    --------------
          Balance, end of period.....................       $     1,009     $       570    $        2,332
                                                            ===========     ===========    ==============

          Credit risk with respect to trade accounts receivable is generally diversified due to the large number of entities comprising the Company's customer base. Management establishes policies with respect to credit risks and monitors compliance with those policies. No single customer accounted for more than 10% of consolidated sales for any period presented.

          In 2001, the Company advanced two executives a total of $350. These advances are in the form of unsecured demand loans bearing interest at the prevailing applicable federal rate.

                                   MCSi, INC.

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 6.   BORROWING ARRANGEMENTS

          The following is a summary of the Company's long-term borrowings:

                                                             December 31,
                                                ---------------------------------------
                                                       2000               2001
                                                       ----               ----
        Long-term lines of credit...........        $  151,067         $   42,654
        Capitalized lease obligations.......             4,163              3,986
        Less current portion................              (323)              (259)
                                                    ----------         ----------
        Total long-term debt................        $  154,907         $   46,381
                                                    ==========         ==========

          The following is a summary of the Company's short-term borrowings:

                                                                                  December 31,
                                                          --------------------------------------------------------------
                                                            Maturity           Interest         2000          2001
                                                              Date               Rate           ----          ----
                                                              ----               ----
              Short-term borrowing................         June 30, 2001            11.2%    $   21,000   $          --
              Notes payable:
                   Zengine - demand ..............           Demand                  5.6%         3,860              --
                   Zengine - term.................         July 1, 2001            Prime          8,500              --
              Term................................        March 30, 2001     Prime + .50%         4,533              --
              Current maturities of long-term
                   debt...........................                                                  323             259
                                                                                             ----------   -------------
                                                                                             $   38,216   $         259
                                                                                             ==========   =============

LONG-TERM BORROWINGS

          The Company finances its U. S. operations with a $160,000 revolving line of credit (the "Credit Facility") with a consortium of banks (the "Banks"). This Credit Facility expires in December 2003. The Credit Facility enables the Company to borrow funds and repay funds during the term of the agreement and contains restrictive covenants which include, among other restrictions: (i) the maintenance of certain financial ratios; (ii) restrictions on (a) the purchase or sale of assets, (b) any merger, sale or consolidation activity, (c) loans, investments and guarantees made by the Company, (d) lease and sale and leaseback transactions, and (e) capital expenditures; and (iii) certain limitations on the incurrence of other indebtedness. In addition, the Credit Facility prohibits the payment of dividends and certain repurchases of the Company's common stock. The Credit Facility is collateralized by substantially all of the Company's assets except its Canadian assets. The interest rate for the Credit Facility is based upon either the LIBOR rate plus a variable spread or the prime rate. The weighted-average interest rate at December 31, 2001 was 4.89%. Borrowings outstanding are net of cash deposited with banks which have a contractual right to offset.

          In order to hedge its interest rate risk under the Credit Facility, the Company has entered into two interest rate hedge arrangements totaling $60,000 with the Banks. These arrangements hedge against potential interest rate increases by fixing the interest rate on $30 million of borrowings at 3.1% and fixing the interest rate on an additional $30 million of borrowings between 3.2% and 5.0%. The first arrangement expires in September 2002; the second arrangement expires in September 2003. The Company would be exposed to interest rate changes if the counter party failed to perform on the interest rate hedge arrangements. At December 31, 2001, the fair value of the interest rate arrangements was $453 and included as a component of other comprehensive income.

                                   MCSi, INC.

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

          In October 2000, the Company's wholly-owned Canadian subsidiaries entered into a line-of-credit agreement with a Canadian bank under which the subsidiaries may borrow based on accounts receivable and inventories up to a maximum of $16,250. The revolving line-of-credit expires October 2003 and contains restrictive covenants similar to the Credit Facility. Borrowings outstanding on the revolving line-of-credit are collateralized by substantially all of the assets of the Canadian subsidiaries. The interest rate for the revolving line-of-credit is based upon either the Canadian bank's prime rate of interest plus a variable spread or the U.S. base rate plus a variable rate of interest. Borrowings outstanding under this line of credit totaled $5,227 relating to continuing operations and $6,802 related to discontinued operations at December 31, 2001. Discontinued operations' borrowings are classified with liabilities of discontinued operations on the balance sheet at December 31, 2001. The related interest rate was 5.38%.

          The Company's capital lease obligations are described in Note 10.

SHORT-TERM BORROWINGS

          As a part of the Credit Facility, the Banks have from time to time advanced funds to the Company on a short-term basis. These short term borrowings are either repaid by the Company or extended in the ordinary course of business. At December 31, 2000, these short-term borrowings totaled $21,000 and were repaid in June 2001.

          The Company had a demand borrowing arrangement with Zengine during 2000 and 2001. This borrowing arrangement was settled at the time of the Zengine acquisition in November 2001.

          In connection with an asset acquisition completed in December 2000, the Company borrowed $8,500 from Zengine to fund a portion of the purchase price. The Company subsequently repaid $3,740 during the first quarter of 2001 and repaid the remaining principal balance in June 2001. In connection with the same acquisition, the Company borrowed $4,533 from a bank which was repaid prior to March 30, 2001 using collections from the acquired accounts receivable.

NOTE 7.   PROPERTY AND EQUIPMENT

          Property and equipment consists of the following:

                                                                                      December 31,
                                                                           ---------------------------------
                                                                                      2000            2001
                                                                                      ----            ----
                 Buildings............................................        $      4,484   $       4,484
                 Furniture, fixtures, equipment and information
                   systems............................................              43,365          48,721
                 Leasehold improvements...............................               3,975           5,658
                 Transportation equipment.............................               2,747           2,484
                                                                              ------------   -------------
                                                                                    54,571          61,347
                 Accumulated depreciation ............................             (13,827)        (19,329)
                                                                              ------------   -------------
                                                                              $     40,744   $      42,018
                                                                              ============   =============

NOTE 8.   EMPLOYEE BENEFIT PLANS

          The Company's employee benefit plans are defined contribution plans and include employee savings plans and profit sharing plans. Savings plans cover substantially all employees and include Company matches to employee contributions limited to a percent of the employee's compensation. The profit sharing plans cover employees (excluding sales personnel, officers of the Company and employees of the Company's subsidiaries) who meet certain minimum employment requirements. Expenses of continuing operations under these plans were $361, $355 and $822 for the years ended December 31, 1999, 2000 and 2001, respectively.

                                   MCSi, INC.

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 9.   INCOME TAXES

          The components of pre-tax income from continuing operations consist of the following:

                                                                     Year Ended December 31,
                                                   -----------------------------------------------------------
                                                             1999                2000               2001
                                                             ----                ----               ----
            Domestic............................      $       17,652      $       22,573      $      18,229
            Foreign.............................                 480               2,933                461
                                                      --------------      --------------      -------------
            Total...............................      $       18,132      $       25,506      $      18,690
                                                      ==============      ==============      =============

          The provision (benefit) for taxes on income from continuing operations consists of the following:

                                                                 Year Ended December 31,
                                                ------------------------------------------------------------
                                                          1999                 2000                 2001
                                                          ----                 ----                 ----
            Current:
               Federal ........................      $        6,466      $        7,400      $       8,776
               State...........................                 803               1,073              1,375
               Foreign.........................                 206               1,603                128
                                                     --------------      --------------      -------------
                  Total .......................               7,475              10,076             10,279
                                                     --------------      --------------      -------------
            Deferred:
               Federal.........................                 262               1,224               (783)
               State...........................                  42                 105               (108)
               Foreign.........................                  --                 (17)                45
                                                     --------------      --------------      -------------
                  Total........................                 304               1,312               (846)
                                                     --------------      --------------      -------------
                      Total tax provision......      $        7,779      $       11,388      $       9,433
                                                     ==============      ==============      =============

               Deferred tax assets and liabilities from continuing operations are comprised of the following:

                                                                   December 31,
                                                        ------------------------------------
                                                              2000              2001
                                                              ----              ----
Deferred tax assets:
     Restructuring accruals......................       $        --       $        1,538
     Reserves and accruals not yet deductible....               985                1,352
     Inventory...................................                --                  622
     Tax carryforwards...........................               346                  335
     Marketable securities.......................               154                  154
     Other.......................................               298                    5
                                                        -----------       --------------
         Total current deferred tax assets.......       $     1,783       $        4,006
                                                        ===========       ==============

Deferred tax liabilities:
     Investment in affiliate.....................       $    (9,165)      $           --
     Intangible assets...........................            (2,022)              (2,676)
     Fixed assets................................            (1,120)              (1,549)
     Other.......................................                44                   (6)
                                                        -----------       --------------
         Total deferred tax liabilities..........           (12,263)              (4,231)
                                                        -----------       --------------
             Net deferred income taxes...........       $  (10,480)       $         (225)
                                                        ===========       ==============

                                   MCSi, INC.

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

A reconciliation of the federal statutory tax rate to the Company's effective tax rate is as follows:

                                                                                  Year Ended December 31,
                                                                 ---------------------------------------------------
                                                                          1999                2000             2001
                                                                          ----                ----             ----
  U.S. federal statutory rate applied to income before tax..      $      6,346          $    8,927        $     6,542
  State income taxes, net of federal income tax effect......               549                 766                824
  Non-deductible goodwill amortization......................               886               1,202              1,439
  Effect of foreign taxes...................................                38                 559                 12
  Other permanent items, net................................               (40)                (66)               616
                                                                  ------------          ----------        -----------
                                                                  $      7,779          $   11,388        $     9,433
                                                                  ============          ==========        ===========

          Other permanent items in 2001 primarily represent certain non-deductible losses of Zengine.

NOTE 10.  LEASES

          The Company leases office space, some of which is leased from related parties (certain directors, officers, shareholders and former owners of acquired entities) under various operating and capital leases. Lease terms range from one to 27 years. When operating leases expire, they are generally renewed or replaced by similar leases and renewal options. Lease expense from continuing operations under operating leases amounted to $4,596, $8,070 and $10,573 for the years ended December 31, 1999, 2000 and 2001, respectively, and amounts pertaining to related parties were $1,329, $2,429 and $4,045 in 1999, 2000 and 2001, respectively.

          Following is a summary of future minimum rental payments with respect to leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2001:

                                                                                     Capitalized        Operating
                Year Ending December 31,                                               Leases            Leases
                                                                                       ------            ------
                         2002.............................................       $          528   $       11,725
                         2003 ............................................                  528            9,684
                         2004 ............................................                  528            8,335
                         2005 ............................................                  528            6,839
                         2006.............................................                  528            6,156
                         Later years......................................               10,340            7,039
                                                                                 --------------   --------------
                    Total minimum lease payments..........................               12,980   $       49,778
                                                                                                  ==============

                Imputed interest .........................................                8,926
                                                                                 --------------

                Present value of minimum
                    capitalized lease payments ...........................                4,054
                Current portion ..........................................                  (68)
                                                                                 --------------
                Long-term capital lease
                    obligations...........................................       $        3,986
                                                                                 ==============

                                   MCSi, INC.

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 11.  STOCKHOLDER'S EQUITY

          In October 1999, Zengine sold shares of its common stock to outside investors (the "Investors") for total gross proceeds of $4,000 (net proceeds after offering costs were $3,871). At the time of the sale of Zengine's common stock to the Investors, the Company provided those Investors with a put option which required the Company, at the option of the holder, to repurchase the Investors' shares for $6,083. The put option was not exercisable until September 30, 2002 and would have expired on September 30, 2004. The Company was accreting the difference between the sales price of the stock in this transaction and its redemption amount over the period ending September 30, 2002. This accretion took the form of a charge against equity, but was deducted from earnings available to common shareholders in the calculation of earnings per share. During the years ended December 31, 1999 and 2000, the accretion resulted in a charge to equity of $174 and $286, respectively. The put terminated on the effective date of Zengine's Initial Public Offering ("IPO").

          In September 2000, Zengine completed its IPO of 4,290,000 shares of its common stock. The IPO resulted in an increase in the Company's basis in Zengine of approximately $24,500, which was recorded as an increase in equity investment in affiliate and an offsetting increase in additional paid-in capital of approximately $14,700 and deferred income tax liabilities of approximately $9,800. This deferred income tax liability was eliminated in connection with the Company's November 2001 acquisition of Zengine.

         During 2001 the Company completed two public offerings of its common stock. These offerings resulted in the sale of 9,980,000 shares of the Company's common stock for proceeds, net of related offering costs, of $165,998. The proceeds were used to reduce bank debt and trade payables.

NOTE 12.  STOCK OPTION AND PURCHASE PLANS

          EMPLOYEE INCENTIVE STOCK OPTION PLANS

          The employee incentive stock option plans authorize the granting of options to purchase up to 2,843,513 shares of common stock to eligible officers and key employees at not less than the market value on the date the options are granted. The option period may not exceed ten years from the date of grant. Vesting periods are determined by the Compensation Committee of the Board of Directors and are generally three years.

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

          Additionally, the 1996 Directors Plan authorized the granting of options to purchase 5,000 shares of common stock, not to exceed 15,000 shares, for any non-employee director elected subsequent to the first annual meeting of shareholders. Any options granted subsequent to the initial meeting of shareholders vest ratably over a three year period.

          The 2000 Directors Plan provided for a grant of 15,000 options to each non-employee director at the date the plan was approved. These options vest over a three year period with 5,000 options vesting on the date of grant. In addition, the 2000 Directors Plan provides for an automatic annual grant of 5,000 options to each non-employee director on the date of the Company's annual meeting. These annual grants vest immediately. All options granted under the 2000 Directors Plan have a ten year life.

                                   MCSi, INC.

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

SUMMARY

          The following table summarizes activity in these stock option plans in numbers of shares:

                                                                          Year Ended December 31,
                                                            -----------------------------------------------------
                                                                       1999              2000          2001
                                                                       ----              ----          ----
            Outstanding, beginning balance..............              840,150       1,058,962       1,318,823
            Granted.....................................              351,630         380,220         585,112
            Exercised...................................              (55,457)        (76,475)        (74,272)
            Forfeited...................................              (77,361)        (43,884)       (134,055)
            Converted Zengine options...................                   --              --         141,526
                                                                    ---------       ---------       ---------
            Outstanding, ending balance.................            1,058,962       1,318,823       1,837,134
                                                                    =========       =========       =========

          At December 31, 2001, outstanding stock options had exercise prices at the following price ranges per share: $0.33 (34,943 shares), $5.67-$9.81 (286,400 shares), $13.04-$24.73 (1,426,382 shares), $31.56-$35.41 (20,801 shares), $57.55 (66,478 shares) and $114.45 (2,130 shares). At December 31,
2001, the weighted average exercise price of options outstanding was $18.54 per share. Of the options outstanding at December 31, 2001, 1,130,826 options were currently exercisable at a weighted average exercise price of $16.87 per share.

PROFORMA INFORMATION

          SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION," requires companies electing to follow then existing accounting rules to disclose the proforma effect as if the fair value based method of accounting called for by SFAS No. 123 had been applied. As permitted by the standard, the Company has elected to continue to follow existing accounting guidance, Accounting Principles Board Opinion No. 25 and related interpretations, for stock based compensation.

          The weighted average fair value per share of stock options granted in 1999 was $9.16, in 2000 was $12.28 and in 2001 was $9.34. The fair values of the options were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants issued in 1999, 2000 and 2001 respectively: dividend yield of 0% for each year, expected volatility of 41.97%, 54.88% and 60.1%; risk-free interest rate of 6.0%, 6.6% and 4.4%; and expected lives of five years for each such year. If compensation cost for the Company's stock based compensation plans had been determined based on the fair value at the grant dates consistent with the provisions of SFAS No. 123, the Company's income and per share earnings from continuing operations available to common shareholders for 1999, 2000 and 2001 would have been reduced to the pro forma amounts indicated below:

                                                                                    Year Ended December 31,
                                                                        -----------------------------------------------
                                                                             1999             2000             2001
                                                                             ----             ----             ----
            Income from continuing operations - as reported......       $       10,353   $      14,118    $       9,257
                                                                        ==============   =============    =============

            Proforma income from continuing operations...........       $        9,271   $      12,046    $       6,536
                                                                        ==============   =============    =============

            Earnings per common share from continuing operations
              - basic, as reported...............................       $         0.88   $        1.12    $        0.64
                                                                        ==============   =============    =============

            Earnings per common share from continuing operations
              - diluted, as reported.............................       $         0.87   $        1.10    $        0.64
                                                                        ==============   =============    =============

            Proforma earnings per common share from continuing
              operations - basic.................................       $         0.79   $        0.96    $        0.45
                                                                        ==============   =============    =============

            Proforma earnings per common share from continuing
              operations - diluted...............................       $         0.78   $        0.93    $        0.45
                                                                        ==============   =============    =============

                                   MCSi, INC.

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

EMPLOYEE STOCK PURCHASE PLAN.

          The Company has a non-compensatory employee stock purchase plan ("ESPP") available to all employees. The ESPP enables employees to purchase stock at 91% of its fair value on the date of purchase.

NOTE 13.  ACCUMULATED OTHER COMPREHENSIVE INCOME

          The components of Accumulated Other Comprehensive Income consist of the following:

                                                                               DECEMBER 31,
                                                                               ------------
                                                                           2000                  2001
                                                                           ----                  ----
                  Cumulative translation adjustment........    $            (485)     $          (923)
                  Unrealized loss on marketable securities.                   --                 (128)
                  Unrealized loss on hedging arrangements..                   --                 (453)
                                                               -----------------      ---------------
                  Total....................................    $            (485)     $        (1,504)
                                                               =================      ===============

                                   MCSi, INC.

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 14.  BASIC AND DILUTED EARNINGS PER COMMON SHARE

          The only dilutive securities of the Company relate to stock options. The computation of basic and diluted earnings per common share is shown below:

                                                    1999                              2000                            2001
                                        -----------------------------    -------------------------------    ------------------------
                                           Income          Shares            Income            Shares        Income       Shares
                                         (Numerator)    (Denominator)      (Numerator)     (Denominator)   (Numerator) (Denominator)
                                         -----------    -------------      -----------     -------------   ----------- -------------
Income from continuing operations
   as reported......................    $      10,353                    $      14,118                     $    9,257
Effect of accretion of put
   Option...........................             (174)                            (286)                            --
                                        -------------                    -------------                     ----------
Income from continuing operations
   available to common
      stockholders..................    $      10,179                    $      13,832                     $    9,257
                                        =============                    =============                     ==========

Net income (loss) as reported ......    $      11,138                    $      15,225                     $  (10,177)
Effect of accretion of
   put option.......................             (174)                            (286)                           --
                                        -------------                    -------------                     ----------
Income (loss) available to
   common stockholders..............    $      10,964      11,548,589    $      14,939        12,302,220   $  (10,177)   14,378,269
                                        =============  ==============    =============    ==============   ==========  ============

Effect of dilutive securities.......                          183,766                            290,777                    190,576
                                                       --------------                     --------------               ------------

Income (loss) available to common
   stockholders plus assumed
      exercise......................    $      10,964      11,732,355    $      14,939        12,592,997   $  (10,177)   14,568,845
                                        =============  ==============    =============    ==============   ==========  ============

Basic earnings per common
   share - continuing operations....                   $         0.88                     $         1.12               $       0.64
                                                       ==============                     ==============               ============
Diluted earnings per common
   share - continuing operations....                   $         0.87                     $         1.10               $       0.64
                                                       ==============                     ==============               ============
Basic earnings per common share -
    net income (loss) ..............                   $         0.95                     $         1.21               $       0.71)
                                                       ==============                     ==============               ============
Diluted earnings per common share
   - net income (loss) .............                   $         0.93                     $         1.19               $      (0.70)
                                                       ==============                     ==============               ============

          Approximately 89,000 options were excluded in the computation of diluted earnings per common share for the year ended December 31, 2001 as their impact on earnings per shares was anti-dilutive. All outstanding stock options were included in the calculation of diluted earnings per share for the periods ended December 31, 1999 and 2000.

NOTE 15.  COMMITMENTS, CONTINGENCIES AND RISKS

          In the normal course of business the Company is subject to claims, both asserted and unasserted. Based on information presently available at December 31, 2001, management does not believe that any of these issues would have a material effect on the Company's financial position, results of operations or cash flows.

          In addition to contingent matters, the Company is subject to other business risks. These include the risks of general market declines, potential competitive threats, changes in technology or changes in estimates that are inherent in the preparation of financial statements, such as estimating potential bad debt provisions and the amount of revenue earned under percentage of contract completion. Factors such as these, which could have an adverse effect on the Company's financial statements, could have a further adverse impact if any of these factors resulted in an impairment of the Company's assets, including goodwill. While management does not believe these matters are probable and believes them

                                   MCSi, INC.

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

to be remote, the occurrence of any of these matters, or other unforeseen matters, pose risk to the Company.

NOTE 16.  GEOGRAPHIC AND PRODUCT DISCLOSURES

The following table summarizes net sales and long-lived assets by geographic location from continuing operations:

     NET SALES
                                                                Year Ended December 31,
                                      -----------------------------------------------------------------------
                                               1999                        2000                      2001
                                               ----                        ----                      ----
     United States..................          $ 514,078                    $ 731,104               $  777,431
     Canada.........................            118,161                       97,499                   32,939
                                              ---------                    ---------               ----------
           Total....................          $ 632,239                    $ 828,603               $  810,370
                                              =========                    =========               ==========

     LONG-LIVED ASSETS
                                                                        Year Ended December 31,
                                                               ----------------------------------------
                                                                   2000                      2001
                                                                   ----                      ----
                      United States..................          $    217,129                 $  208,073
                      Canada.........................                 1,519                      2,184
                                                               ------------                 ----------
                          Total......................          $    218,648                 $  210,257
                                                               ============                 ==========

          The Company has two primary categories of net sales. Product sales include net sales derived from supplying products/equipment to customer orders. Integrated systems includes net sales derived from supplying products as well as installing, designing and servicing the application of the products/equipment into specific use by the customer.

                                                                        Year Ended December 31,
                                                      -------------------------------------------------------------
                                                            1999                    2000                   2001
                                                            ----                    ----                   ----
     Product sales...........................         $      531,907            $     596,354          $   428,228
     Integrated systems......................                100,332                  232,249              382,142
                                                       -------------            -------------          -----------
        Total................................         $      632,239            $     828,603          $   810,370
                                                      ==============            =============          ===========

                                   MCSi, INC.

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 17.  SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

          The following table sets forth selected quarterly financial data for 2000 and 2001.

2000                                                        1ST QUARTER      2ND QUARTER       3RD QUARTER    4TH QUARTER
----                                                        -----------      -----------       -----------    -----------
Net sales..............................................  $      187,974    $     219,892    $      205,799   $    214,938
Cost of sales..........................................         144,742          172,385           155,419        158,281
                                                         --------------    -------------    --------------   ------------
Gross profit...........................................          43,232           47,507            50,380         56,657
Selling, general and administrative expenses...........          34,464           37,966            40,352         44,967
                                                         --------------    -------------    --------------   ------------
Operating income ......................................           8,768            9,541            10,028         11,690
Interest expense.......................................          (3,187)          (3,520)           (3,661)        (4,337)
Other income (expense).................................             542              106              (145)          (319)
                                                         --------------    -------------    --------------   ------------
Income from continuing operations before income taxes             6,123            6,127             6,222          7,034
Income taxes...........................................           2,635            2,717             2,636          3,400
                                                         --------------    -------------    --------------   ------------
Income from continuing operations......................           3,488            3,410             3,586          3,634
                                                         --------------    -------------    --------------   ------------
Income from discontinued operations....................              18              304               124            661
                                                         --------------    -------------    --------------   ------------
Net income.............................................  $        3,506    $       3,714    $        3,710   $      4,295
                                                         ==============    =============    ==============   ============
Earnings per share of common stock-basic - continuing
    operations.........................................  $         0.28    $        0.27    $         0.28   $       0.29
                                                         ==============    =============    ==============   ============
Earnings per share of common stock-diluted -
    continuing operations..............................  $         0.28    $        0.26    $         0.28   $       0.29
                                                         ==============    =============    ==============   ============
Earnings per share of common stock - basic - net
    income (loss) ....................................   $         0.28    $        0.29    $         0.29   $       0.35
                                                         ==============    =============    ==============   ============
Earnings per share of commons stock - diluted - net
    income (loss) .....................................  $         0.28    $        0.29    $         0.29   $       0.34
                                                         ==============    =============    ==============   ============
Weighted average number of common
    shares outstanding-basic...........................      11,996,069       12,452,152        12,356,941     12,402,022
                                                         ==============    =============    ==============   ============
Weighted average number of common
    shares outstanding-diluted.........................      12,319,516       12,664,553        12,684,579     12,682,819
                                                         ==============    =============    ==============   ============

2001                                                        1ST QUARTER      2ND QUARTER       3RD QUARTER    4TH QUARTER
----                                                        -----------      -----------       -----------    -----------
Net sales..............................................  $      227,334    $     207,415    $      223,096   $    152,525
Cost of sales..........................................         166,994          148,670           158,882        106,482
                                                         --------------    -------------    --------------   ------------
Gross profit...........................................          60,340           58,745            64,214         46,043
Selling, general and administrative expenses...........          48,935           46,590            50,873         37,188
Restructuring and other special charges................             --               --                --           9,821
                                                         --------------    -------------    --------------   ------------
Operating income (loss)................................          11,405           12,155            13,341           (966)
Interest expense.......................................          (4,714)          (4,665)           (3,977)        (3,292)
Other income (expense).................................             309             (568)             (503)           165
                                                         --------------    -------------    --------------   ------------
Income (loss) from continuing operations before income
  taxes                                                           7,000            6,922             8,861         (4,093)
Income taxes...........................................           2,910            2,905             3,418            200
                                                         --------------    -------------    --------------   ------------
Income (loss) from continuing operations ..............           4,090            4,017             5,443         (4,293)
                                                         --------------    -------------    --------------   ------------
Loss from discontinued operations......................            (100)            (257)             (911)       (18,166)
                                                         --------------    -------------    --------------   ------------
Net income (loss)......................................  $        3,990    $       3,760    $        4,532   $    (22,459)
                                                         ==============    =============    ==============   ============
Earnings per share of common stock-basic -
    continuing operations..............................  $         0.33    $        0.32    $         0.38   $      (0.24)
                                                         ==============    =============    ==============   ============
Earnings per share of common stock-diluted -
    continuing operations..............................  $         0.32    $        0.32    $         0.38   $      (0.24)
                                                         ==============    =============    ==============   ============
Earnings per share of common stock - basic - net
    income (loss) .....................................  $         0.32    $        0.30    $         0.32   $      (1.23)
                                                         ==============    =============    ==============   ============
Earnings per share of commons stock - diluted - net
    income (loss) .....................................  $         0.32    $        0.30    $         0.32   $      (1.23)
                                                         ==============    =============    ==============   ============
Weighted average number of common
    shares outstanding-basic...........................      12,494,792       12,430,605        14,315,258     18,211,076
                                                         ==============    =============    ==============   ============
Weighted average number of common
    shares outstanding-diluted.........................      12,609,916       12,534,608        14,383,812     18,211,076
                                                         ==============    =============    ==============   ============

- Aggregated quarterly earning per share amounts may not equal earnings per share amounts for the year due to the method of performing calculations. Additionally, amounts for the first and second quarters of 2000 have been modified from amounts shown in the Company's Form 10-Qs for those periods to reflect accounting for Zengine on the equity method. Finally, all periods above reflect the Canadian Computer Supply Division as discontinued operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Information required by this item concerning the directors and executive officers of the Company is incorporated by reference to "Information with Respect to Nominees for Director and Executive Officers" in the Company's Definitive Proxy Statement for the 2002 Annual Meeting of Stockholders of the Company (the "2002 Proxy Statement"), provided, however, that the Report of the Audit Committee is not incorporated by reference herein.

ITEM 11.  EXECUTIVE COMPENSATION

          Information required by this item is incorporated by reference to "Management Compensation" and "Certain Transactions - Compensation Committee Interlocks and Insider Participation" in the 2002 Proxy Statement provided, however, that the Report of the Compensation Committee is not incorporated by reference herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          Information required by this item is incorporated by reference to "Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management" in the 2002 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Information required by this item is incorporated by reference to "Certain Transactions" in the 2002 Proxy Statement.

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

          (3) EXHIBITS

          See Index to Exhibits below.

( b )     REPORTS ON FORM 8-K FILED IN THE FOURTH QUARTER OF 2001

          (i)   Form 8-K dated October 4, 2001 reporting the execution of the
                Agreement and Plan of Reorganization with Zengine, Inc.
          (ii)  Form 8-K dated December 3, 2001 reporting the execution of the
                Asset Purchase Agreement by and among MCSi, Inc., MCSi Canada, Inc. and 3835359 Canada, Inc., (now known as Axidata, Inc.) dated November 30, 2001.

 ( c )    EXHIBITS

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


10.34    Loan Agreement by and between West Lake Acquisition Corporation, Agoura
         Hills Corporation and MCSi-IG-PV, Inc. and Fleet Business Credit
         Corporation dated December 29, 2000.(7)
10.35    Loan Agreement by and between MCSi, Inc., West Lake Acquisition
         Corporation, Agoura Hills Corporation and MCSi-IG-PV, Inc. and Zengine,
         Inc. dated December 29, 2000.(7)
10.36    Loan Agreement by and among Zengine, Inc. and MCSi-California, Inc.,
         Digital Networks Corporation and MCSi-Texas, Inc. dated as of December
         29, 2000. (8)
10.37    Secured Promissory Note from MCSi-California, Inc., Digital Networks
         Corporation and MCSi-Texas, Inc. dated as of December 29, 2000. (8)
10.38    Security Agreement by and among Zengine, Inc., MCSi-California, Inc.,
         Digital Networks Corporation and MCSi-Texas, Inc. dated as of December
         29, 2000. (8)
10.39 Secured Continuing Corporate Guaranty dated as of December 29, 2000 from MCSi-California, Inc. (8) 10.40 Secured Continuing Corporate
         Guaranty dated as of December 29, 2000 from Digital Networks
         Corporation.(8)
10.41    Secured Continuing Corporate Guaranty dated as of December 29, 2000 from MCSi-Texas, Inc. (8)
10.42    Amendment No. 12 to the Amended and Restated Credit Agreement as of
         December 1, 1998 among the Company, as the Borrower, the Financial
         Institutions Named therein, as Lenders, National City Bank, as a
         Lender, and as Documentation Agent, PNC Bank, National Association, as
         Lender, the Swing Line Lender, a Letter of Credit of Issuer and as
         Administrative Agent, dated March 30, 2001. (9)
10.43    Amendment No. 13 to the Amended and Restated Credit Agreement as of
         December 1, 1998 among the Company, as the Borrower, the Financial
         Institutions Named therein, as Lenders, National City Bank, as a
         Lender, and as Documentation Agent, PNC Bank, National Association, as
         Lender, the Swing Line Lender, a Letter of Credit of Issuer and as
         Administrative Agent, dated June 29, 2001. (9)
10.44 Agreement and Plan of Reorganization dated as of October 4, 2001 by and between MCSi, Inc. and Zengine, Inc. (10)
10.45    Asset Purchase Agreement by and among MCSi, Inc., MCSi Canada, Inc. and
         3835359 Canada, Inc., (now known as Axidata, Inc.,) dated November 30,
         2001.
10.46    Admendment No. 14 to the Amended and Restated Credit Agreement as of
         December 1, 1998 among the Company, as the Borrower, the Financial
         Institutions Named therein, as Lenders, National City Bank, as a
         Lender, and as Documentation Agent, PNC Bank, National Association, as
         Lender the Swing Line Lender, a Letter of Credit of Issuer and as
         Administrative Agent, dated December 20, 2001.
21.0     Subsidiaries of the Registrant.
23.0     Consent of PricewaterhouseCoopers LLP.
99.0     Forward-Looking Information.

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

(9)      Incorporated by reference from the Company's Quarterly Report on Form
         10-Q filed with the Commission on August 13, 2001.

(10)     Incorporated by reference from the Company's Quarterly Report on Form
         10-Q filed with the Commission on October 5, 2001.

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

Date: April 1, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

               Signature and Title                                 Date
               -------------------                                 ----

/s/ Robert G. Hecht                                            April 1, 2002
-----------------------
Robert G. Hecht
Vice Chairman of the
Board and Director

/s/ Harry F. Radcliffe                                         April 1, 2002
-----------------------
Harry F. Radcliffe
Treasurer and Director

/s/ Richard L. Posen                                           April 1, 2002
-----------------------
Richard Posen
Director

/s/ Michael E. Peppel                                          April 1, 2002
-----------------------
Michael E. Peppel
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)


/S/ Ira H. Stanley                                             April 1, 2002
-----------------------
Ira H. Stanley
Vice President and Chief Financial Officer
(Principal Accounting Officer)