Form 10-Q
period 2002-03-31
MCSI INC
filed 2002-05-15
CIK 1023519

Use these links to rapidly review the document
MCSi, Inc. FORM 10-Q QUARTER ENDED MARCH 31, 2002 INDEX

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 000-21561

MCSi, Inc.
(Exact name of registrant as specified in its articles of incorporation)

Maryland (State or other jurisdiction of incorporation or organization)	31-1001529 (I.R.S. Employer Identification No.)
4750 Hempstead Station Drive, Dayton, Ohio 45429 (Address of principal executive offices)
(937) 291-8282 (Registrant's telephone number, including area code)

        Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        At May 9, 2002, 24,351,136 shares of common stock, no par value per share, of the registrant were outstanding.

MCSi, Inc.
FORM 10-Q
QUARTER ENDED MARCH 31, 2002
INDEX

        As used in this report on Form 10-Q unless the context otherwise requires, the terms "we", "us" or the "Company" and "MCSi" refer to MCSi, Inc., a Maryland corporation and its consolidated subsidiaries.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MCSi, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)
(Dollars in thousands)

	March 31, 2002	December 31, 2001
Assets
Current assets:
Cash and cash equivalents	$4,525	$6,085
Accounts receivable	186,270	163,732
Inventories	80,568	72,083
Prepaid expenses	1,113	905
Assets of discontinued operations	8,093	14,926
Deferred income taxes	3,671	3,671

Total current assets	284,240	261,402
Property and equipment—net	41,659	42,018
Intangible assets—net	165,670	165,587
Other assets	1,956	2,652

Total assets	$493,525	$471,659

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable—trade	$57,432	$47,979
Accrued expenses, payroll and income taxes	15,999	20,713
Liabilities of discontinued operations	6,802	13,291
Short-term debt	249	259

Total current liabilities	80,482	82,242
Long-term debt	64,530	46,381
Deferred income taxes	3,896	3,896

Total liabilities	148,908	132,519

Commitments and contingencies	—	—
Stockholders' equity:
Preferred stock, no par value; 5,000,000 shares authorized, none outstanding	—	—
Common stock, no par value; 30,000,000 shares authorized, 24,343,522 and 24,306,384 shares outstanding at March 31, 2002 and December 31, 2001, respectively	—	—
Additional paid-in capital	318,566	320,236
Retained earnings	33,710	28,461
Accumulated other comprehensive income	(707)	(1,504)
Unearned compensation	(312)	(365)
Treasury stock, at cost 343,422 and 397,470 shares at March 31, 2002 and December 31, 2001, respectively	(6,640)	(7,688)

Total stockholders' equity	344,617	339,140

Total liabilities and stockholders' equity	$493,525	$471,659

The accompanying notes are an integral part of these consolidated financial statements.

MCSi, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)
(Dollars in thousands, except per share data)

	Quarter Ended March 31,
	2002	2001
Net sales	$184,246	$227,334
Cost of sales	130,077	166,994

Gross profit	54,169	60,340
Selling, general and administrative expenses	42,161	48,935

Operating income	12,008	11,405
Interest expense	(1,797)	(4,714)
Other income	35	309

Income from continuing operations before income taxes	10,246	7,000
Provision for income taxes	4,098	2,910

Income from continuing operations	6,148	4,090
Loss from discontinued operations	(899)	(100)

Net income	$5,249	$3,990

Earnings per share of common stock—basic—continuing operations	$0.26	$0.33

Earnings per share of common stock—diluted—continuing operations	$0.26	$0.32

Earnings per share of common stock—basic—net income	$0.22	$0.32

Earnings per share of common stock—diluted—net income	$0.22	$0.32

Weighted average number of common shares outstanding—basic	23,946,399	12,494,792

Weighted average number of common shares outstanding—diluted	24,048,556	12,609,916

The accompanying notes are an integral part of these consolidated financial statements.

MCSi, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
(Dollars in thousands)

	Quarter Ended March 31,
	2002	2001
Cash flows from operating activities:
Net income	$5,249	$3,990
Loss from discontinued operations	899	100

Income from continuing operations	6,148	4,090
Adjustments to reconcile net income to cash used in continuing operating activities:
Depreciation and amortization	2,570	3,462
Other non-cash items	120	(90)
Changes in assets and liabilities:
Accounts receivable	(22,538)	(11,407)
Inventories	(8,485)	(1,315)
Prepaid expenses and other assets	488	(218)
Accounts payable—trade	9,453	23,368
Accrued expenses, payroll and income taxes	(4,714)	(901)

Cash (used in) provided by continuing operations	(16,958)	16,989
Cash used in discontinued operations	(555)	(2,571)

Cash (used in) provided by operating activities	(17,513)	14,418

Cash flows from investing activities:
Capital expenditures	(2,022)	(4,178)
Business combinations	(78)	(954)

Cash used in continuing investing activities	(2,100)	(5,132)
Cash used in discontinued investing activities	—	(153)

Cash used in investing activities	(2,100)	(5,285)

Cash flows from financing activities:
Proceeds from sale of common stock	180	244
Expenses related to sale of common stock	(1,063)	—
Purchase of treasury shares	—	(2,549)
Net proceeds from (repayment of) debt	18,139	(6,844)

Cash provided by (used in) continuing financing activities	17,256	(9,149)
Cash provided by discontinued financing activities	—	212

Cash provided by (used in) financing activities	17,256	(8,937)

Effect of exchange rates on cash	797	(304)

Net decrease in cash and cash equivalents	(1,560)	(108)
Cash and cash equivalents—beginning of period	6,085	4,157

Cash and cash equivalents—end of period	$4,525	$4,049

The accompanying notes are an integral part of these consolidated financial statements.

MCSi, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)
(Dollars in thousands, except per share data)

Note 1—General

        The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of SEC Regulation S-X. Consequently, they do not include all the disclosures required under generally accepted accounting principles for complete financial statements. However, in the opinion of the management of MCSi, Inc. (the "Company"), the consolidated financial statements presented herein contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company and its consolidated subsidiaries. For further information regarding the Company's accounting policies and the basis of presentation of the financial statements, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The results of the Company's operations for the interim periods presented are not necessarily indicative of the operating results for the full fiscal year or any future interim periods.

Note 2—Comprehensive Income

        Comprehensive income was $6,046 and $3,686 for the three months ended March 31, 2002 and 2001, respectively.

Note 3—Goodwill and Other Intangible Assets

        The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), on January 1, 2002, and, in accordance with SFAS 142, discontinued the amortization of goodwill upon adoption. Assuming goodwill amortization had been discontinued at January 1, 2001, the comparable income from continuing operations and earnings per share (basic and diluted) from continuing operations for the prior-year period would have been:

	Three Months Ended March 31,
In thousands, except per share amounts	2002	2001
Income from continuing operations:
Reported income from continuing operations	$6,148	$4,090
Impact of goodwill amortization	—	1,109

Adjusted income from continuing operations	$6,148	$5,199

Earnings per share—basic—continuing operations:
Reported income from continuing operations	$0.26	$0.33
Impact of goodwill amortization	—	0.09

Adjusted earnings per share—basic—continuing operations	$0.26	$0.42

Earnings per share—diluted—continuing operations:
Reported income from continuing operations	$0.26	$0.32
Impact of goodwill amortization	—	0.09

Adjusted earnings per share—diluted—continuing operations	$0.26	$0.41

        As required by the adoption of SFAS 142, the Company has assessed its goodwill as of January 1, 2002 and determined that no impairment of goodwill exists.

        For the three month period ended March 31, 2002, there were no material adjustments to the carrying amount of the Company's goodwill. For the three month period ended March 31, 2001, the tax benefit resulting from goodwill amortization was insignificant.

        Other intangible assets and their related amortization at March 31, 2002 are insignificant. In addition, estimated amortization expense for future periods is insignificant.

Note 4—Restructuring

        In the fourth quarter of 2001, the Company implemented a restructuring plan to facilitate and support the growth of its audio visual integration operations. In connection with the restructuring, the Company recorded a pre-tax charge of $6,073 in 2001. Of the 361 total employees to be terminated under this plan, the remaining 160 were terminated during the first quarter of 2002. At March 31, 2002, the only remaining liability relates to leasehold terminations, totaling $3,847. Total cash payments under this plan were $1,068 during the first quarter of 2002.

        Additionally, in the fourth quarter of 2001, the Company recorded a charge for merger related integration costs relating to its acquisition of the outstanding common shares of Zengine, Inc. that the Company did not already own. The merger related integration was completed in the first quarter of 2002. In total, the Zengine restructuring resulted in the reduction of 57 employees, of which the remaining 20 were terminated in the first quarter of 2002. Total cash payments under this plan were $174 during the first quarter of 2002.

Note 5—Discontinued Operations

        In December 2001, the Company entered into a definitive agreement to sell its Canadian Computer Supply Division (the "Division") and accounted for the Division as a discontinued operation. In the first quarter of 2002, the divestiture was completed and amounts shown in the balance sheet at March 31, 2002 were settled in April 2002. During the three month period ended March 31, 2002, the Company recorded a loss from discontinued operations of $899. Diluted loss per share of Common Stock from discontinued operations was ($0.04) and ($0.01) for the three month periods ended March 31, 2002 and 2001, respectively.

Note 6—Subsequent Events

        On April 29, 2002, the Company entered into a definitive agreement to sell certain assets and to assign certain liabilities relating to its computer technology products division. The closing of the agreement is subject to the satisfaction of certain conditions. The computer technology product division accounted for approximately $45,000 and $64,000 of net sales from continuing operations for the three months ended March 31, 2002 and 2001, respectively. The Company anticipates that the sale will close in the second quarter of 2002 and result in a loss on disposition in the range of $30,000 to $40,000.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with the information contained in the unaudited consolidated financial statements and notes to unaudited consolidated financial statements. The following information contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act") and is subject to the safe harbor created by that Act. The words "estimate," "project," "anticipate," "expect," "intend," "believe," "plans" and similar expressions are intended to identify forward-looking statements. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, changes in general economic and business conditions, the availability of capital on acceptable terms, actions of competitors and key suppliers, risks inherent in acquiring, integrating and operating new businesses, the closing of the sale of the computer technology products division, exchange rate fluctuations, the regulatory and trade environment (both domestic and foreign), and changes in business strategies and other factors as discussed in Exhibit 99 hereto.

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

  •
  Our highly skilled direct sales specialists that sell nationally known audio-visual presentation, broadcast, professional video, computer technology, multimedia conferencing and networking products.

  •
  Our technical service specialists that design, install and service sophisticated systems.

  •
  Our value added service offerings, which include managed services, proactive service and support, national service contracts, call management and iCare video conferencing services.

  •
  Our strong relationship with over 500 original equipment manufacturers, including Sharp Electronics, NEC, InFocus, Proxima, Lexmark, Sony, Hitachi and Epson.

  •
  Our selection of more than 37,000 different products: presentation products, including projectors and electronic whiteboards; broadcast and pro-video products, including high definition and digital broadcast equipment; and computer technology products, including printers, computers and accessories.

  •
  Our long-standing relationships with more than 50,000 active customers, which include small to medium sized businesses as well as large corporations, governments and educational institutions.

  •
  Our experience with large, complex integration projects for blue-chip clients, such as Boeing, McDonald's, Microsoft and AOL/Time-Warner.

        Although we have sold audio-visual and computer technology products from our inception, we began to focus on the integration services related to those products in 1998 when we acquired Electronic Image Systems, Inc. Since that time, we have grown the integration services portion of our business both internally and by acquisition. We believe that our integration services business provides better margins than our audio-visual and computer technology products business and we will focus on that portion of our business, subject to the factors set forth below. In April, 2002, we entered into a definitive agreement to sell certain assets and to assign certain liabilities relating to our computer technology products division. Upon the closing of the sale of those assets, we will no longer compete in that part of the market.

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

        Net sales.    Net sales for the three months ended March 31, 2002 decreased by $43.1 million, or 19.0%, to $184.2 million from $227.3 million for the three months ended March 31, 2001. The net sales decrease was primarily in the product only side of the business and the result of the Company's decision not to accept orders below certain prices and/or margin levels.

        Gross profit.    Gross profit for the three months ended March 31, 2002 decreased by $6.2 million or 10.2%, to $54.2 million from $60.3 million for the three months ended March 31, 2001. Gross profit as a percentage of net sales for the three months ended March 31, 2002 was 29.4% compared to 26.5% for the three months ended March 31, 2001. The increase in the gross profit percentage was due primarily to the increase in audio-visual systems integration project sales, which have higher gross profit percentage, as compared to computer technology product sales.

        Selling, general and administrative expenses.    Selling, general and administrative expenses for the three months ended March 31, 2002 decreased by $6.8 million, to $42.2 million from $48.9 million for the three months ended March 31, 2001. This decrease was primarily due to the elimination of goodwill amortization and payroll and rent expense associated with the employees who were severed and the facilities that were closed in conjunction with our 2001 restructuring activities. As a percentage of net sales, selling, general and administrative expenses were 22.9% for the three months ended March 31, 2002 compared to 21.5% for the three months ended March 31, 2001. This increase was due primarily to audio-visual integration system sales, which have a higher percentage of selling, general and administrative expenses than computer technology product sales.

        Operating Income.    Operating income for the three months ended March 31, 2002 increased by $0.6 million to $12.0 million from $11.4 million for the three months ended March 31, 2001, for the reasons stated above. Operating margins were 6.5% for the three months ended March 31, 2002 compared to 5.0% for the three months ended March 31, 2001.

        Interest expense.    Interest expense for the three months ended March 31, 2002 decreased to $1.8 million from $4.7 million for the three months ended March 31, 2001 due primarily to the decreased level of indebtedness during 2002, as a result of debt reductions which occurred in the fourth quarter of 2001.

        Provision for income taxes.    Provision for income taxes for the three months ended March 31, 2002 increased $1.2 million to $4.1 million from $2.9 million for the three months ended March 31, 2001 due to an increase in pre-tax income, offset by a reduction in the effective tax rate. Our effective tax rate was 40.0% for the three months ended March 31, 2002 and 41.6% for the three months ended March 31, 2001. The reduced tax rate was primarily the result of non-deductible goodwill no longer being amortized for financial reporting purposes.

Liquidity and Capital Resources

        For the three months ended March 31, 2002, net cash flows used in operating activities of continuing operations were $17.0 million. Net cash flows provided by operating activities of continuing operations were $17.0 million for the three months ended March 31, 2001. Cash flows used in operations during the three month period ended March 31, 2002 relate to the increased receivable and inventory levels necessary to facilitate ongoing audio-visual systems integration projects.

        At March 31, 2002, our average days sales outstanding was 87 days as compared to 67 days at December 31, 2001 and 54 days at March 31, 2001. The increase of our average days sales outstanding is primarily the result of increased sales of audio-visual integration system project sales (which typically have longer collection cycles than product sales), extended payment terms to certain customers and slow-downs in collections from customers. To date, management does not believe that the increase in the average days sales outstanding exposes us to increased credit risk.

        Average inventory turnover on an annualized basis was seven and nine times for the three months ended March 31, 2002 and 2001, respectively. The decrease from the first quarter last year was primarily the result of increasing audio-visual integration projects which typically do not turn inventory as quickly as product only sales.

        Capital expenditures for the three months ended March 31, 2002 were $2.0 million. Funds were used primarily to upgrade and enhance furniture, fixtures, equipment and information systems.

        Cash flows provided by financing activities of continuing operations were $17.3 million for the three months ended March 31, 2002. Cash flows from financing activities are primarily affected by borrowings and repayments under our credit facility.

        At March 31, 2002, our operations were financed with long-term lines of credit totaling $166.7 million, of which we had utilized $64.5 million.

        Based on the foregoing, we believe that our financing arrangements provide the financial resources and liquidity required to continue our operations in the normal course of business for the foreseeable future.

Credit Facility

        Loans under the Credit Facility may be incurred by us from time to time to finance working capital and acquisitions and may be made at the Bank's prime rate (as defined) or at the defined published eurodollar rate plus a "eurodollar margin" that ranges from 150 to 275 basis points based on certain of our indebtedness ratios. Borrowings under the Credit Facility are secured by substantially all of our assets and property, including accounts receivable, equipment and inventory. The loan commitment terminates on the maturity date (December 10, 2003), unless terminated earlier. We may voluntarily prepay any advance without penalty or premium at any time or from time to time.

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

New Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). We have adopted SFAS 142 effective January 1, 2002. In accordance with SFAS 142, we discontinued the amortization of goodwill upon adoption and have determined that there was no impairment upon adoption.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

        No significant market risk changes occurred in the three-month period ended March 31, 2002. Refer to Item 7A in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 for further information.

PART II—OTHER INFORMATION

ITEM 1.    Legal Proceedings

        We are, and have been involved, from time to time, in various claims, complaints, proceedings and litigation relating to activities arising from the normal course of our operations. Based on the facts currently available to us, we believe that the matters pending at March 31, 2002 are covered by insurance, without merit, or of such amounts which upon resolution are not likely to have a material adverse effect on our financial condition, results of operations or cash flows. Reference is made to the Company's Form 10-K for the year ended December 31, 2001 concerning certain pending litigation. There was no significant change in the status of the case Lemelson Medical, Educational & Research Foundation, Limited Partnership v. Federal Express Corporation, et al.

ITEM 2.    Changes In Securities

        Not applicable.

ITEM 3.    Defaults Upon Senior Securities

        Not applicable.

ITEM 4.    Submission of Matters to a Vote of Security Holders

        Not applicable.

ITEM 5.    Other Information

        Not applicable.

ITEM 6.    Exhibits and Reports on Form 8-K

  (a)
  Exhibits

          Exhibit 99—Safe Harbor Under the Private Securities Litigation Reform Act of 1995

  (b)
  Reports on Form 8-K

          Not applicable

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MCSI, INC. (Registrant)
Date: May 15, 2002	By:	/s/ IRA H. STANLEY Ira H. Stanley Vice President—Chief Financial Officer