Form 10-Q
period 2002-06-30
MCSI INC
filed 2002-08-14
CIK 1023519

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

        Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        At August 12, 2002, 25,050,594 shares of common stock, no par value per share, of the registrant were outstanding.

MCSi, Inc.

FORM 10-Q
QUARTER ENDED JUNE 30, 2002

INDEX

PAGE
PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited):
Consolidated Balance Sheet	3
Consolidated Statement of Operations	4
Consolidated Statement of Cash Flows	5
Notes to Unaudited Consolidated Financial Statements	6-8
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9-13
Item 3. Quantitative and Qualitative Disclosures About Market Risk	13
PART II—OTHER INFORMATION
Item 1. Legal Proceedings	14
Item 2. Changes in Securities and Use of Proceeds	14
Item 3. Defaults Upon Senior Securities	14
Item 4. Submission of Matters to a Vote of Security Holders	14
Item 5. Other Information	15
Item 6. Exhibits and Reports on Form 8-K	15
Signatures	16

        As used in this report on Form 10-Q unless the context otherwise requires, the terms "we," "us" or the "Company" and "MCSi" refer to MCSi, Inc., a Maryland corporation and its consolidated subsidiaries.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MCSi, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)
(Dollars in thousands)

	June 30, 2002	December 31, 2001
Assets
Current assets:
Cash and cash equivalents	$2,166	$6,085
Accounts receivable	96,566	108,239
Inventories	109,133	62,982
Prepaid expenses	2,091	669
Assets of discontinued operations	—	100,264
Deferred income taxes	20,619	3,671

Total current assets	230,575	281,910
Property and equipment—net	38,879	36,845
Notes receivable	13,210	—
Intangible assets—net	163,029	150,252
Other assets	1,790	2,652

Total assets	$447,483	$471,659

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable—trade	$56,429	$39,537
Accrued expenses, payroll and income taxes	15,225	20,713
Liabilities of discontinued operations	—	21,733
Short-term debt	207	259

Total current liabilities	71,861	82,242
Long-term debt	59,085	46,381
Deferred income taxes	3,896	3,896

Total liabilities	134,842	132,519

Commitments and contingencies	—	—
Stockholders' equity:
Preferred stock, no par value; 5,000,000 shares authorized, none outstanding	—	—
Common stock, no par value; 60,000,000 shares and 30,000,000 shares authorized, 25,050,594 and 24,306,384 shares outstanding at June 30, 2002 and December 31, 2001, respectively	—	—
Additional paid-in capital	327,565	320,236
Retained (deficit) earnings	(7,492)	28,461
Accumulated other comprehensive income	(465)	(1,504)
Unearned compensation	(260)	(365)
Treasury stock, at cost 352,985 and 397,470 shares at June 30, 2002 and December 31, 2001, respectively	(6,707)	(7,688)

Total stockholders' equity	312,641	339,140

Total liabilities and stockholders' equity	$447,483	$471,659

The accompanying notes are an integral part of these consolidated financial statements.

MCSi, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)
(Dollars in thousands, except per share data)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2002	2001	2002	2001
Net sales	$123,504	$131,661	$256,343	$280,506
Cost of sales	81,175	86,867	168,520	187,077

Gross profit	42,329	44,794	87,823	93,429
Selling, general and administrative expenses	33,406	36,513	66,660	74,461

Operating income	8,923	8,281	21,163	18,968
Interest expense	(2,243)	(4,665)	(4,040)	(9,379)
Other income (expense), net	335	(568)	370	(259)

Income from continuing operations before income taxes	7,015	3,048	17,493	9,330
Provision for income taxes	2,806	1,282	6,997	3,895

Income from continuing operations	4,209	1,766	10,496	5,435
(Loss) income from discontinued operations, net of income taxes	(45,411)	1,994	(46,449)	2,315

Net (loss) income	$(41,202)	$3,760	$(35,953)	$7,750

Earnings per share of common stock-basic—continuing operations	$0.17	$0.14	$0.44	$0.44

Earnings per share of common stock-diluted—continuing operations	$0.17	$0.14	$0.43	$0.43

Earnings (loss) per share of common stock-basic	$(1.70)	$0.30	$(1.49)	$0.62

Earnings (loss) per share of common stock-diluted	$(1.70)	$0.30	$(1.49)	$0.62

Weighted average number of common shares outstanding—basic	24,198,765	12,430,605	24,073,279	12,462,129

Weighted average number of common shares outstanding—diluted	24,269,308	12,534,608	24,143,253	12,565,957

The accompanying notes are an integral part of these consolidated financial statements.

MCSi, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
(Dollars in thousands)

	SIX MONTHS ENDED JUNE 30,
	2002	2001
Cash flows from operating activities:
Net (loss) income	$(35,953)	$7,750
Loss (income) from discontinued operations	46,449	(2,315)

Income from continuing operations	10,496	5,435
Adjustments to reconcile net income to cash (used in) provided by continuing operating activities:
Depreciation and amortization	5,359	6,527
Other non-cash items	173	—
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	13,742	12,061
Inventories	(13,003)	13,229
Prepaid expenses and other assets	(713)	(1)
Accounts payable—trade	(24,563)	21,767
Accrued expenses, payroll and income taxes	(5,618)	(8,228)

Cash (used in) provided by continuing operations	(14,127)	50,790
Cash used in discontinued operations	(6,720)	(18,114)

Cash (used in) provided by operating activities	(20,847)	32,676

Cash flows from investing activities:
Capital expenditures	(4,181)	(6,799)
Business combinations	(178)	(4,541)
Investments in cash surrender value of insurance policies	—	(50)
Proceeds from sale of computer technology products division	8,562	—

Cash provided by (used in) continuing investing activities	4,203	(11,390)
Cash used in discontinued investing activities	(125)	(452)

Cash provided by (used in) investing activities	4,078	(11,842)

Cash flows from financing activities:
Proceeds from sale of common stock	560	699
Cost of sale of common stock	(1,171)	—
Purchase of treasury shares	(231)	(4,141)
Net proceeds from (repayment of) debt	12,653	(17,880)

Cash provided by (used in) continuing financing activities	11,811	(21,322)
Cash provided by discontinued financing activities	—	1,383

Cash provided by (used in) financing activities	11,811	(19,939)

Effect of exchange rates on cash	1,039	312

Net (decrease) increase in cash and cash equivalents	(3,919)	1,207
Cash and cash equivalents—beginning of period	6,085	4,273

Cash and cash equivalents—end of period	$2,166	$5,480

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

Note 2—Comprehensive Income

        Comprehensive (loss) income was $(40,960) and $4,510 for the three months ended June 30, 2002 and 2001, respectively and $(34,914) and $7,435 for the six months ended June 30, 2002 and 2001, respectively.

Note 3—Goodwill and Other Intangible Assets

        The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), on January 1, 2002, and, in accordance with SFAS 142, discontinued the amortization of goodwill upon adoption. Assuming goodwill amortization had been discontinued at January 1, 2001, the comparable income from continuing operations and earnings per share (basic and diluted) from continuing operations for the prior-year three month and six month periods ended June 30, 2001 would have been:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Income from continuing operations:
Reported income from continuing operations	$4,209	$1,766	$10,496	$5,435
Impact of goodwill amortization, net of tax	—	1,113	—	2,222

Adjusted income from continuing operations	$4,209	$2,879	$10,496	$7,657

Earnings per share—basic—continuing operations:
Reported income from continuing operations	$0.17	$0.14	$0.44	$0.44
Impact of goodwill amortization, net of tax	—	0.09	—	0.18

Adjusted earnings per share—basic—continuing operations	$0.17	$0.23	$0.44	$0.62

Earnings per share—diluted—continuing operations:
Reported income from continuing operations	$0.17	$0.14	$0.43	$0.43
Impact of goodwill amortization, net of tax	—	0.09	—	0.18

Adjusted earnings per share—diluted—continuing operations	$0.17	$0.23	$0.43	$0.61

        As required by the adoption of SFAS 142, the Company has assessed its goodwill as of January 1, 2002 and determined that no impairment of goodwill exists.

        For the three month and six month periods ended June 30, 2002, there were no material adjustments to the carrying amount of the Company's goodwill, except that $12,543 of goodwill was acquired in business combinations. For the three month and six month periods ended June 30, 2001, the tax benefit resulting from goodwill amortization was immaterial.

        Other intangible assets and their related amortization at June 30, 2002 are insignificant. In addition, estimated amortization expense for future periods is immaterial.

        The Company has elected to perform its required annual impairment analysis in the fourth quarter of each fiscal year. In addition to the annual analysis, SFAS 142 requires interim impairment analysis if events or circumstances dictate that the Company's goodwill may be impaired. Although the Company believes its goodwill is not impaired at June 30, 2002, management will continue to review the carrying amount of its goodwill in the future.

Note 4—Restructuring

        In the fourth quarter of 2001, the Company implemented a restructuring plan to facilitate and support the growth of its audio-visual integration operations. In connection with the restructuring, the Company recorded a pre-tax charge of $6,073 in the fourth quarter of 2001. Of the 361 sales and administrative employees to be terminated under this plan, all were terminated by the first quarter of 2002. At June 30, 2002, the only remaining liability relates to leasehold terminations, totaling $3,037. Total cash payments under this plan were $1,068 and $810 for the three month periods ended March 31, 2002 and June 30, 2002, respectively.

        Additionally, in the fourth quarter of 2001, the Company recorded a charge of $885 for merger related integration costs relating to its acquisition of the outstanding common shares of Zengine, Inc. that the Company did not already own. The merger related integration was completed in the first quarter of 2002. Of the 57 sales, software engineering and administrative employees to be terminated under this plan, all were terminated by the first quarter of 2002.

Note 5—Discontinued Operations

        In December 2001, the Company entered into a definitive agreement to sell its Canadian Computer Supply Division (the "Division") and accounted for the Division as a discontinued operation. In the first quarter of 2002, the divestiture was completed.

        On April 29, 2002, the Company entered into a definitive agreement to sell certain assets and to assign certain liabilities relating to CTG. CTG primarily represented US the computer supply business of the Company which comprised a separate component of the Company under SFAS 144. The total consideration was $24,800 and included approximately $11,200 of cash ($8,562 received at closing, $1,000 of which was received subsequent to June 30, 2002 and $1,600 which is a short term receivable from the purchaser, which will be paid by September 30, 2002), $8,100 in the form of a secured, five year note receivable bearing interest at 12% per annum, and the assumption of certain obligations, which included trade accounts payable. The purchase price was determined by arms-length negotiations between the Company and the purchaser, MCPc, Inc. MCPc, Inc. is owned by certain former employees of the Company and other outside investors, including the former Vice President of Sales, Chief Development Officer of the Company. The computer technology product division accounted for approximately $92,000 and $154,000 of net sales for the six months ended June 30, 2002 and 2001, respectively. The sale was completed in June 2002 and has been accounted for as a discontinued operation. Accordingly, amounts shown for all periods have been reclassified to reflect CTG as a discontinued operation. As the result of the sale of CTG and the aforementioned sale of the Canadian

Computer Supply Division, the Company recorded a net loss from discontinued operations for the three and six month periods ended June 30, 2002, which are comprised of the following:

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Results of operations, net of income tax benefit (provision) of $6,160, $(1,450), $6,253 and $(1,663), respectively	$(9,838)	$1,994	$(9,977)	$2,315
Loss on disposal, net of income tax benefit of $12,404, $—, $12,404 and $—, respectively	(35,573)	—	(36,472)	—

	$(45,411)	$1,994	$(46,449)	$2,315

Note 6—New Accounting Pronouncements

        In July 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 replaces EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring"). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We will evaluate the impact of this standard on our consolidated financial position, results of operations or cash flows prior to the effective date of December 31, 2002.

Note 7—Commitments, Contingencies and Risks

        In the normal course of business the Company is subject to claims, both asserted and unasserted. Based on information presently available at June 30, 2002, management does not believe that any of these issues would have a material effect on the Company's financial position, results of operations or cash flows.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with the information contained in the unaudited consolidated financial statements and notes to unaudited consolidated financial statements. The following information contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act") and is subject to the safe harbor created by that Act. The words "estimate," "project," "anticipate," "expect," "intend," "believe," "plans" and similar expressions are intended to identify forward-looking statements. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, changes in general economic and business conditions, the availability of capital on acceptable terms, actions of competitors and key suppliers, risks inherent in acquiring, integrating and operating new businesses, the Company's ability to compete in the audio visual and broadcast systems integration marketplace, exchange rate fluctuations, the regulatory and trade environment (both domestic and foreign), and changes in business strategies and other factors as discussed in Exhibit 99.6 hereto.

Overview

        We are a provider of integrated technical services and audio-visual presentation and broadcast products. The convergence of audio, data, visual communications and computer network systems has created the need for sophisticated providers of these products with the ability to design, source, install and service complex systems. We believe that we are one of the country's leading designers and integrators of custom configured and integrated audio, video and data display, broadcasting, conferencing and networking systems. These systems are designed for use in board and conference rooms, lecture halls, theaters, command and control centers, museums, churches, professional broadcast facilities and streaming network facilities. Our offices throughout the United States, United Kingdom and Canada allow us to provide consistent products and services for projects of local, regional, national and global scope.

        Our competitive strengths include:

  •
  Our highly skilled direct sales specialists that sell nationally known audio-visual presentation, broadcast, professional video, multimedia conferencing and networking products.

  •
  Our technical service specialists that design, install and service sophisticated systems.

  •
  Our value added service offerings, which include managed services, proactive service and support, national service contracts, call management and iCare video conferencing services.

  •
  Our strong relationship with over 250 original equipment manufacturers, including Sharp Electronics, NEC, InFocus, Proxima, Sony and Hitachi.

  •
  Our selection of more than 30,000 different products: presentation products, including projectors and electronic whiteboards; broadcast and pro-video products, including high definition and digital broadcast equipment.

  •
  Our long-standing relationships with more than 25,000 active customers, which include small to medium sized businesses as well as large corporations, governments and educational institutions.

  •
  Our experience with large, complex integration projects for blue-chip clients, such as Boeing, McDonald's, Microsoft and AOL/Time-Warner.

        Although we have sold audio-visual and computer technology products from our inception, we began to focus on the integration services related to those products in 1998 when we acquired Electronic Image Systems, Inc. Since that time, we have grown the integration services portion of our business both internally and by acquisition. We believe that our integration services business provides better margins than our audio-visual and computer technology products business and, with the sale of the Computer Technology Division ("CTG") in June 2002, we will focus on that business. Accordingly, our discussion and analysis below reflects the continuing operations of the Company. The discontinued operations are discussed separately.

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

        Net sales.    Net sales for the three months ended June 30, 2002 decreased by $8.2 million, or 6.2%, to $123.5 million from $131.7 million for the three months ended June 30, 2001. The net sales decrease was primarily due to a decline in audio-visual products which are not included as part of an integration project. We believe this decline is a direct result of the general US economic conditions.

        Gross profit.    Gross profit for the three months ended June 30, 2002 decreased by $2.5 million or 5.5%, to $42.3 million from $44.8 million for the three months ended June 30, 2001. Gross profit as a percentage of net sales for the three months ended June 30, 2002 was 34.3% compared to 34.0% for the three months ended June 30, 2001. During difficult economic conditions, we were able to maintain our gross margin percentage through an increase in sales mix to higher margin integration sales discussed previously.

        Selling, general and administrative expenses.    Selling, general and administrative expenses for the three months ended June 30, 2002 decreased by $3.1 million, to $33.4 million from $36.5 million for the three months ended June 30, 2001. This decrease was primarily due to the elimination of goodwill amortization as a result of adoption of SFAS 142 and payroll and rent expense associated with the employees who were severed and the facilities that were closed in conjunction with our 2001 restructuring activities. Excluding goodwill amortization, our selling, general and administrative expenses were $35.4 for the three months ended June 30, 2001. As a percentage of net sales, selling, general and administrative expenses were 27.0% for the three months ended June 30, 2002 compared to 27.7% for the three months ended June 30, 2001. This decrease was due to the above mentioned reasons.

        Operating Income.    Operating income for the three months ended June 30, 2002 increased by $0.6 million to $8.9 million from $8.3 million for the three months ended June 30, 2001, for the reasons stated above. Operating margins were 7.2% for the three months ended June 30, 2002 compared to 6.3% for the three months ended June 30, 2001. This improvement primarily relates to the factors cited in selling, general and administrative expenses described above.

        Interest expense.    Interest expense for the three months ended June 30, 2002 decreased to $2.2 million from $4.7 million for the three months ended June 30, 2001 due primarily to the decreased level of indebtedness during 2002, as a result of debt reductions which occurred in the fourth quarter of 2001 with proceeds from our equity offering. Our weighted average borrowings for the three months ended June 30, 2002 were approximately $100.0 million and differ from amounts shown on the balance sheet as we offset certain cash balances under contractual right of offset.

        Provision for income taxes.    Provision for income taxes for the three months ended June 30, 2002 increased $1.5 million to $2.8 million from $1.3 million for the three months ended June 30, 2001 due to an increase in pre-tax income, offset by a reduction in the effective tax rate. Our effective tax rate was 40.0% for the three months ended June 30, 2002 and 42.1% for the three months ended June 30, 2001. The reduced tax rate was primarily the result of non-deductible goodwill no longer being amortized for financial reporting purposes.

        Discontinued operations.    Discontinued operations relate to the June 2002 sale of CTG and the December 2001 sale of our Canadian Computer Supply operations. A summary of discontinued operations for the three months ended June 30, follows:

	2002	2001
Results of operations, net of income tax benefit (provision) of $6,160 and $(1,450), respectively	$(9,838)	$1,994
Loss on disposal, net of income tax benefit of $12,404 and $— , respectively	(35,573)	—

	$(45,411)	$1,994

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

        Net sales.    Net sales for the six months ended June 30, 2002 decreased by $24.2 million, or 8.6%, to $256.3 million from $280.5 million for the six months ended June 30, 2001. The net sales decrease was primarily due to a decline in audio-visual products which are not included as part of an integration project. We believe this decline is a direct result of the general US economic conditions.

        Gross profit.    Gross profit for the six months ended June 30, 2002 decreased by $5.6 million, or 6.0% to $87.8 million from $93.4 million for the six months ended June 30, 2001. Gross profit as a percentage of net sales for the six months ended June 30, 2002 was 34.3% compared to 33.3% for the six months ended June 30, 2001. During difficult economic conditions, we were able to maintain our gross margin percentage through an increase in sales mix to higher margin integration sales discussed previously.

        Selling, general and administrative expenses.    Selling, general and administrative expenses for the six months ended June 30, 2002 decreased by $7.8 million, to $66.7 million from $74.5 million for the six months ended June 30, 2001. This decrease was primarily due to the elimination of goodwill amortization as a result of adoption of SFAS 142 and payroll and rent expense associated with the employees who were severed and the facilities that were closed in conjunction with our 2001 restructuring activities. Excluding goodwill amortization, our selling, general and administrative expenses were $72.2 for the six months ended June 30, 2001. As a percentage of net sales, selling, general and administrative expenses were 26.0% for the six months ended June 30, 2002 compared to 26.5% for the six months ended June 30, 2001. This decrease was due primarily to the above mentioned reasons.

        Operating income.    Operating income for the six months ended June 30, 2002 increased by $2.2 million to $21.2 million from $19.0 million for the six months ended June 30, 2001, for the reasons stated above. Operating margins were 8.3% for the six months ended June 30, 2002 compared to 6.8% for the six months ended June 30, 2001. This improvement primarily relates to the factors cited in selling, general and administrative expenses described above.

        Interest expense.    Interest expense for the six months ended June 30, 2002 decreased to $4.0 million from $9.4 million for the six months ended June 30, 2001 due primarily to the decreased level of indebtedness incurred during 2002 as a result of debt reductions which occurred in the fourth quarter of 2001 with proceeds from our equity offering. Our weighted average borrowings for the six months ended June 30, 2002 were approximately $100.0 million and differ from amounts shown on the balance sheet as we offset certain cash balances under contractual right of offset to reduce our borrowing levels at each period end.

        Provision for income taxes.    The provision for income taxes for the six months ended June 30, 2002 increased $3.1 million to $7.0 million from $3.9 million for the six months ended June 30, 2001 due to an increase in pre-tax income, offset by a reduction in the effective tax rate. Our effective tax rate was 40.0% for the six months ended June 30, 2002 as compared to 41.8% for the six months ended June 30, 2001. The reduced tax rate was primarily the result of non-deductible goodwill no longer being amortized for financial reporting purposes.

        Discontinued operations.    Discontinued operations relate to the June 2002 sale of CTG and the December 2001 sale of our Canadian Computer Supply operations. A summary of discontinued operations for the six months ended June 30, follows:

	2002	2001
Results of operations, net of income tax benefit (provision) of $6,253 and $(1,663), respectively	$(9,977)	$2,315
Loss on disposal, net of income tax benefit of $12,404 and $— , respectively	(36,472)	—

	$(46,449)	$2,315

Liquidity and Capital Resources

        As the result of the sales of CTG and the Canadian Computer Supply Division, business combinations completed or finalized during the six month period ended June 30, 2002, and growth in our integration business, there are several changes in our June 30, 2002 balance sheet when compared with balances at December 31, 2001. These include:

  •
  The reclassification of assets and liabilities of discontinued operations in the December 31, 2001 balance sheet,

  •
  A higher level of inventories owing to an increase in large integration projects currently underway and to the acquisition of a European distributor of our audio-visual products completed during the quarter ended June 30, 2002,

  •
  A larger deferred income tax asset which arose from the loss we incurred on the sale of CTG,

  •
  Notes receivable, arising from the sale of CTG and our formerly owned Canadian Computer Supply Business, and

  •
  Additional goodwill and additional paid-in capital resulting from business combinations during the six months ended June 30, 2002.

        For the six months ended June 30, 2002, net cash flows used in operating activities of continuing operations were $14.1 million. Net cash flows provided by operating activities of continuing operations were $50.8 million for the three months ended June 30, 2001. Cash flows used in operations during the six month period ended June 30, 2002 relate to a reduction in accounts payable and an increase in inventory, which relates to large installation projects in various stages of completion, partially offset by a reduction in receivables.

        At June 30, 2002, our days sales outstanding was 68 days as compared to 63 days at June 30, 2001. The increase of our days sales outstanding is primarily the result of increased sales of audio-visual integration system project sales (which typically have longer collection cycles than product sales), and slow-downs in collections from customers. To date, management does not believe that the increase in the average days sales outstanding exposes us to increased credit risk.

        Excluding the impact of acquisitions, inventory turnover on an annualized basis was 6 and 7 times at June 30, 2002 and 2001, respectively. The decrease from last year was primarily the result of increased inventory levels relating to large scale audio-visual integration projects, which typically do not turn inventory as quickly as product only sales or smaller integration projects.

        Capital expenditures for the three months ended June 30, 2002 were $4.2 million. Funds were used primarily to upgrade and enhance furniture, fixtures, equipment and information systems.

        Cash flows provided by financing activities of continuing operations were $11.8 million for the six months ended June 30, 2002. Cash flows from financing activities are primarily affected by borrowings and repayments under our credit facility.

        At June 30, 2002, our operations were financed with long-term lines of credit totaling $166.7 million, of which we had utilized $59.1 million.

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

Recent Events

        On July 30, 2002, the Board of Directors authorized the repurchase of up to 2 million shares of the Company's common stock.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

        No significant market risk changes occurred in the six-month period ended June 30, 2002. Refer to Item 7A in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 for further information.

PART II-OTHER INFORMATION

ITEM 1. Legal Proceedings

        We are, and have been involved, from time to time, in various claims, complaints, proceedings and litigation relating to activities arising from the normal course of our operations. Based on the facts currently available to us, we believe that the matters pending at June 30, 2002 are covered by insurance, without merit, or of such amounts which upon resolution are not likely to have a material adverse effect on our financial condition, results of operations or cash flows. Reference is made to the Company's Form 10-K for the year ended December 31, 2001 concerning certain pending litigation. There was no significant change in the status of the case Lemelson Medical, Educational & Research Foundation, Limited Partnership v. Federal Express Corporation, et al. since the filing of our Form 10-K.

ITEM 2. Changes In Securities and Use of Proceeds

        Not applicable.

ITEM 3. Defaults Upon Senior Securities

        Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders

        On May 28, 2002, the Company held its Annual Meeting of Shareholders at The Presidential Banquet Center, 4548 Presidential Way, Dayton, Ohio 45429, at 10:30 a.m., Eastern Time.

        There were 24,344,190 shares of Common Stock of the Company, which could be voted at the Annual Meeting, and 22,293,285 shares were represented at such meeting by the holders thereof in person or by proxy, which constituted a quorum. Matters voted upon were as follows:

Nominees for Board of Directors for a One-Year Term Expiring in 2002
Name	For	Withheld	Not Voted
a. Timothy R. Chrisman	22,203,319	89,966	2,050,905
a. Robert G. Hecht	22,203,459	89,826	2,050,905
d. Michael E. Peppel	20,771,317	1,521,968	2,050,905
b. Harry F. Radcliffe	22,203,309	89,976	2,050,905
c. Ira H. Stanley	20,618,344	1,674,941	2,050,905

        The shareholders also voted by ballot and by proxy to approve the amendment of the Company's Articles of Incorporation to increase its shares of common stock to 60,000,000 and the result of the vote taken was as follows:

For	Against	Abstain	Not Voted
20,409,853	1,722,435	160,997	2,050,905

        The shareholders also voted by ballot and by proxy to ratify the appointment by the Board of Directors of PricewaterhouseCoopers, LLP as the Company's independent auditors for the fiscal year ending December 31, 2002, and the result of the vote taken was as follows:

For	Against	Abstain	Not Voted
22,069,004	219,850	4,431	2,050,905

        The said proposals were approved by the requisite number of the total votes eligible to be cast and these matters have been adopted by the stockholders of the Company.

ITEM 5. Other Information

        Not applicable.

ITEM 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

  Exhibit 99.1—Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  Exhibit 99.2—Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  Exhibit 99.3—Amendment No. 15 to the Amended and Restated Credit Agreement as of December 1, 1998 among the Company, as Borrower, the Financial Institutions named therein, as Lenders, National City Bank, as a Lender and Documentation Agent, PNC Bank, National Association as the Swing Line Lender, a Letter of Credit Issuer and as Administrative Agent dated June 28, 2002.

  Exhibit 99.4—Promissory Note dated February 2002 from Michael E. Peppel to MCSi, Inc.

  Exhibit 99.5—Promissory Note dated February 2002 from Ira H. Stanley to MCSi, Inc.

  Exhibit 99.6—Safe Harbor Under the Private Securities Litigation Reform Act of 1995

(b)
Reports on Form 8-K

  Not applicable.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MCSI, INC. (Registrant)
Date: August 14, 2002	By:	/s/ IRA H. STANLEY Ira H. Stanley Vice President—Chief Financial Officer

QuickLinks

MCSi, Inc. FORM 10-Q QUARTER ENDED JUNE 30, 2002 INDEX
MCSi, INC. CONSOLIDATED BALANCE SHEET (UNAUDITED) (Dollars in thousands)
MCSi, INC. CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED) (Dollars in thousands, except per share data)
MCSi, INC. CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) (Dollars in thousands)
MCSi, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Dollars in thousands, except per share data)
PART II-OTHER INFORMATION
SIGNATURES