Form 10-Q
period 2002-09-30
MCSI INC
filed 2002-11-14
CIK 1023519

Use these links to rapidly review the document
INDEX

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002
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

        Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days. Yes X No

        At November 12, 2002, 25,051,548 shares of common stock, no par value per share, of the registrant were outstanding.

MCSi, Inc.

FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2002

As used in this report on Form 10-Q unless the context otherwise requires, the terms "we," "us" or the "Company" and "MCSi" refer to MCSi, Inc., a Maryland corporation and its consolidated subsidiaries.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MCSi, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)
(Dollars in thousands)

	September 30, 2002	December 31, 2001
Assets
Current assets:
Cash and cash equivalents	$4,595	$6,085
Accounts receivable	114,773	108,239
Inventory	87,346	54,930
Rental and demonstration equipment inventory	6,742	8,052
Prepaid expenses	2,052	669
Assets of discontinued operations	—	100,264
Deferred income taxes	20,913	3,671

Total current assets	236,421	281,910
Property and equipment—net	37,357	36,845
Notes receivable	12,410	—
Intangible assets—net	162,735	150,252
Other assets	1,281	2,652

Total assets	$450,204	$471,659

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable — trade	$22,722	$39,537
Accrued expenses, payroll and income taxes	15,769	20,713
Liabilities of discontinued operations	—	21,733
Short-term debt	187	259

Total current liabilities	38,678	82,242
Long-term debt	108,965	46,381
Deferred income taxes	3,896	3,896

Total liabilities	151,539	132,519

Commitments and contingencies	—	—
Stockholders' equity:
Preferred stock, no par value; 5,000,000 shares authorized, none outstanding	—	—
Common stock, no par value; 60,000,000 shares and 30,000,000 shares authorized, 25,050,594 and 24,306,384 shares outstanding at September 30, 2002 and December 31, 2001, respectively	—	—
Additional paid-in capital	327,824	320,236
Retained (deficit) earnings	(5,015)	28,461
Accumulated other comprehensive loss	(809)	(1,504)
Unearned compensation	(208)	(365)
Treasury stock, at cost, 2,828,564 and 397,470 shares at September 30, 2002 and December 31, 2001, respectively	(23,127)	(7,688)

Total stockholders' equity	298,665	339,140

Total liabilities and stockholders' equity	$450,204	$471,659

The accompanying notes are an integral part of these consolidated financial statements.

MCSi, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)
(Dollars in thousands, except per share data)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2002	2001	2002	2001
Net sales	$137,452	$166,433	$393,795	$446,938
Cost of sales	95,834	110,067	264,354	297,144

Gross profit	41,618	56,366	129,441	149,794
Selling, general and administrative expenses	34,957	40,583	101,617	115,045

Operating income	6,661	15,783	27,824	34,749
Interest expense	(1,813)	(3,977)	(5,853)	(13,357)
Other income (expense), net	193	(297)	563	(551)

Income from continuing operations before income taxes	5,041	11,509	22,534	20,841
Provision for income taxes	2,017	4,547	9,014	8,446

Income from continuing operations	3,024	6,962	13,520	12,395
Loss from discontinued operations, net of income taxes	(547)	(2,430)	(46,996)	(113)

Net income (loss)	$2,477	$4,532	$(33,476)	$12,282

Earnings per share of common stock- basic—continuing operations	$0.13	$0.49	$0.57	$0.95

Earnings per share of common stock- diluted—continuing operations	$0.13	$0.48	$0.57	$0.94

Earnings (loss) per share of common stock- basic	$0.11	$0.32	$(1.40)	$0.94

Earnings (loss) per share of common stock- diluted	$0.11	$0.32	$(1.40)	$0.93

Weighted average number of common shares outstanding—basic	23,459,067	14,315,258	23,866,292	13,086,626

Weighted average number of common shares outstanding—diluted	23,463,226	14,383,812	23,867,834	13,147,843

The accompanying notes are an integral part of these consolidated financial statements.

5

MCSi, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
(Dollars in thousands)

	NINE MONTHS ENDED SEPTEMBER 30,
	2002	2001
Cash flows from operating activities:
Net (loss) income	$(33,476)	$12,282
Loss from discontinued operations	46,996	113

Income from continuing operations	13,520	12,395
Adjustments to reconcile net income to cash (used in) provided by continuing operating activities:
Depreciation and amortization	7,861	9,253
Other non-cash items	157	—
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(4,464)	3,897
Inventories	2,042	(3,842)
Prepaid expenses and other assets	(2,100)	1,548
Accounts payable — trade	(58,270)	2,588
Accrued expenses, payroll and income taxes	(2,589)	580

Cash (used in) provided by continuing operations	(43,843)	26,419
Cash (used in) discontinued operations	(7,553)	(23,232)

Cash (used in) provided by operating activities	(51,396)	3,187

Cash flows from investing activities:
Capital expenditures	(5,349)	(8,181)
Business combinations	(178)	(4,994)
Net proceeds from cash surrender value of insurance policies	—	293
Proceeds from sale of computer technology products division	9,562	—

Cash provided by (used in) continuing investing activities	4,035	(12,882)
Cash (used in) discontinued investing activities	(125)	(912)

Cash provided by (used in) investing activities	3,910	(13,794)

Cash flows from financing activities:
Proceeds from sale of common stock	884	51,369
Cost of sale of common stock	(1,178)	(508)
Purchase of treasury shares	(16,710)	(4,356)
Net proceeds from (repayment of) debt	62,305	(30,624)

Cash provided by continuing financing activities	45,301	15,881
Cash (used in) discontinued financing activities	—	(2,415)

Cash provided by financing activities	45,301	13,466

Effect of exchange rates on cash	695	149

Net (decrease) increase in cash and cash equivalents	(1,490)	3,008
Cash and cash equivalents — beginning of period	6,085	4,273

Cash and cash equivalents — end of period	$4,595	$7,281

The accompanying notes are an integral part of these consolidated financial statements.

6

MCSi, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollars in thousands, except per share data)

Note 1—General

        The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of SEC Regulation S-X. Consequently, they do not include all the disclosures required under generally accepted accounting principles for complete financial statements. However, in the opinion of the management of MCSi, Inc. (the "Company"), the consolidated financial statements presented herein contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company and its consolidated subsidiaries. For further information regarding the Company's accounting policies and the basis of presentation of the financial statements, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The results of the Company's operations for the interim periods presented are not necessarily indicative of the operating results for the full fiscal year or any future interim periods. Certain reclassifications have been made to prior period balances in order to conform with the current period presentation.

Note 2—Comprehensive Income

        Comprehensive income (loss) was $2,133 and $3,829 for the three months ended September 30, 2002 and 2001, respectively and $(32,781) and $11,264 for the nine months ended September 30, 2002 and 2001, respectively.

Note 3—Goodwill and Other Intangible Assets

        The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", on January 1, 2002, and, in accordance with SFAS 142, discontinued the amortization of goodwill upon adoption. Assuming goodwill amortization had been discontinued at January 1, 2001, the comparable income from continuing operations and earnings per share (basic and diluted) from continuing operations for the prior-year three month and nine month periods ended September 30, 2001 would have been:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Income from continuing operations:
Reported income from continuing operations	$3,024	$6,962	$13,520	$12,395
Impact of goodwill amortization, net of tax	—	1,205	—	3,427

Adjusted income from continuing operations	$3,024	$8,167	$13,520	$15,822

Earnings per share—basic—continuing operations:
Reported income from continuing operations	$0.13	$0.49	$0.57	$0.95
Impact of goodwill amortization, net of tax	—	0.08	—	0.26

Adjusted earnings per share—basic—continuing operations	$0.13	$0.57	$0.57	$1.21

Earnings per share—diluted—continuing operations:
Reported income from continuing operations	$0.13	$0.48	$0.57	$0.94
Impact of goodwill amortization, net of tax	—	0.08	—	0.26

Adjusted earnings per share—diluted—continuing operations	$0.13	$0.56	$0.57	$1.20

        As required by the adoption of SFAS 142, the Company has assessed its goodwill as of January 1, 2002 and determined that no impairment of goodwill exists.

        For the three month and nine month periods ended September 30, 2002, there were no material adjustments to the carrying amount of the Company's goodwill, except that $12,680 of goodwill was acquired in business combinations. For the three month and nine month periods ended September 30, 2001, the tax benefit resulting from goodwill amortization was immaterial.

        Other intangible assets and their related amortization at September 30, 2002 are insignificant. In addition, estimated amortization expense for future periods is immaterial.

        The Company has elected to perform its required annual impairment analysis in the fourth quarter of each fiscal year. In addition to the annual analysis, SFAS 142 requires interim impairment analysis if events or circumstances indicate that the Company's goodwill may be impaired. Such factors could include an adverse business climate, a significant change in the business or other similar factors. Although the Company believes its goodwill was not impaired at September 30, 2002, management will continue to review the carrying amount of its goodwill in the future.

Note 4—Restructuring

        In the fourth quarter of 2001, the Company implemented a restructuring plan to facilitate and support the growth of its audio-visual integration operations. In connection with the restructuring, the Company recorded a pre-tax charge and related reserves of $6,073 in the fourth quarter of 2001. Of 361 sales and administrative employees to be terminated under this plan, all were terminated by the end of the first quarter of 2002. At September 30, 2002, the only remaining restructuring liability relates to leasehold terminations, totaling $2,006. Total cash payments under this plan were $1,068, $810 and $1,031 for the three month periods ended March 31, 2002, June 30, 2002 and September 30, 2002, respectively.

        Additionally, in the fourth quarter of 2001, the Company recorded a charge of $885 for merger related integration costs relating to its acquisition of the outstanding common shares of Zengine, Inc.

that the Company did not already own. The merger related integration was completed in the first quarter of 2002. Of 57 sales, software engineering and administrative employees to be terminated under this plan, all were terminated by the end of the first quarter of 2002.

Note 5—Discontinued Operations

        In December 2001, the Company entered into a definitive agreement to sell its Canadian computer supply division (the "Division") and accounted for the Division as a discontinued operation. The divestiture was completed in the first quarter of 2002.

        On April 29, 2002, the Company entered into a definitive agreement to sell certain assets and to assign certain liabilities relating to its computer technology product division ("CTG"). CTG primarily represented the U.S. computer supply business of the Company which comprised a separate component of the Company under SFAS 144. The total consideration was $24,800 and included approximately $11,200 of cash ($8,562 received at closing, $1,000 received in July 2002 and $1,600 receivable from the purchaser, which management expects to receive by December 31, 2002), $8,100 in the form of a secured, five year note receivable bearing interest at 12% per annum, and the assumption of certain obligations, which included trade accounts payable. The purchase price was determined by arms-length negotiations between the Company and the purchaser, MCPc, Inc. MCPc, Inc. is owned by certain former employees of the Company and other outside investors, including the former Vice President of Sales-Chief Development Officer of the Company. CTG accounted for approximately $92,000 of net sales for the six months ended June 30, 2002 and $211,000 of net sales for the nine months ended September 30, 2001. The sale was completed in June 2002, as adjusted for final closing adjustments which occurred during the three month period ending September 30, 2002, and has been accounted for as a discontinued operation. As the result of the sale of CTG and the aforementioned sale of the Division, the Company recorded a net loss from discontinued operations for the three and nine month periods ended September 30, 2002, which are comprised of the following:

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Results of operations, net of income tax benefit of $—, $1,740, $6,253 and $77, respectively	$—	$(2,430)	$(9,997)	$(113)
Loss on disposal, net of income tax benefit of $294, $—, $12,698 and $—, respectively	(547)	—	(37,019)	—

	$(547)	$(2,430)	$(46,996)	$(113)

Note 6—Inventories

        Inventories primarily comprise products held for resale and for use in integration projects. Commencing in the third quarter of 2002, inventories held for rental and demonstration purposes have been separately classified. The rental and demonstration equipment inventories are typically sold within twelve months after their initial purchase.

Note 7—New Accounting Pronouncements

        In July 2002, the Financial Accounting Standards Board ("FASB") issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 replaces EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring"). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing, or other exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We will evaluate the impact of this standard on our consolidated financial position, results of operations or cash flows prior to the effective date of January 1, 2003. Accordingly, the impact of SFAS 146 on the Company's financial position and results of operations has not yet been determined.

Note 8—Commitments, Contingencies and Risks

        In the normal course of business the Company is subject to claims, both asserted and unasserted. Based on information presently available at September 30, 2002, management does not believe that any of these issues would have a material effect on the Company's financial position, results of operations or cash flows.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with the information contained in the unaudited consolidated financial statements and notes to unaudited consolidated financial statements. The following information contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act") and is subject to the safe harbor created by that Act. The words "estimate," "project," "anticipate," "expect," "intend," "believe," "plans" and similar expressions are intended to identify forward-looking statements. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, changes in general economic and business conditions, the availability of capital on acceptable terms, actions of competitors and key suppliers, risks inherent in acquiring, integrating and operating new businesses, the Company's ability to compete in the audio visual and broadcast systems integration marketplace, exchange rate fluctuations, the regulatory and trade environment (both domestic and foreign), and changes in business strategies and other factors as discussed in Exhibit 99.3 hereto.

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

    •
    Our selection of more than 30,000 different products: presentation products, including projectors and electronic whiteboards, broadcast and pro-video products, including high definition and digital broadcast equipment.

    •
    Our long-standing relationships with more than 25,000 active customers, which include small to medium sized businesses as well as large corporations, governments and educational institutions.

    •
    Our experience with large, complex integration projects for blue-chip clients, such as Boeing, McDonald's, Microsoft and AOL/Time-Warner.

        During the second quarter of 2002, we sold CTG; during the fourth quarter of 2001, we sold the Division. Both of these divestitures have been accounted for as discontinued operations.

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

        Net sales.    Net sales for the three months ended September 30, 2002 decreased by $29.0 million, or 17.4%, to $137.5 million from $166.4 million for the three months ended September 30, 2001. This decrease is primarily attributable to a reduction in integration sales of approximately $34 million as our customers delay or postpone capital expenditure in the current difficult economic environment. This reduction was partially offset by a $5 million increase in product only sales attributable to stronger educational and governmental purchases in the quarter.

        Gross profit.    Gross profit for the three months ended September 30, 2002 decreased by $14.7 million or 26.2%, to $41.6 million from $56.4 million for the three months ended September 30, 2001. Gross profit as a percentage of net sales for the three months ended September 30, 2002 was 30.3% compared to 33.9% for the three months ended September 30, 2001. The margin decreased due to competitive pricing pressure which we believe is a result of the decline in general U.S. economic conditions and our efforts to maintain market share.

        Selling, general and administrative expenses.    Selling, general and administrative expenses for the three months ended September 30, 2002 decreased by $5.6 million, to $35.0 million from $40.6 million for the three months ended September 30, 2001. This decrease was primarily due to the elimination of goodwill amortization as a result of adoption of SFAS 142 and payroll and rent expense associated with the employees who were severed and the facilities that were closed in conjunction with our 2001 restructuring activities. Excluding goodwill amortization, our selling, general and administrative expenses were $39.4 for the three months ended September 30, 2001. As a percentage of net sales, selling, general and administrative expenses were 25.4% for the three months ended September 30, 2002 compared to 24.4% for the three months ended September 30, 2001. This percentage increase, while overall selling, general and administrative expenses decreased, is due to the net sales decrease mentioned above.

        Operating Income.    Operating income for the three months ended September 30, 2002 decreased by $9.1 million to $6.7 million from $15.8 million for the three months ended September 30, 2001, for the reasons stated above. Operating margins were 4.8% for the three months ended September 30, 2002 compared to 9.5% for the three months ended September 30, 2001. The decrease was caused by lower net sales and gross margins as stated above.

        Interest expense.    Interest expense for the three months ended September 30, 2002 decreased to $1.8 million from $4.0 million for the three months ended September 30, 2001 due primarily to the decreased level of average indebtedness and lower interest rates during 2002. Our weighted average borrowings for the three months ended September 30, 2002 were approximately $104.0 million compared to $170.9 for the three months ended September 30, 2001.

        Provision for income taxes.    The provision for income taxes for the three months ended September 30, 2002 decreased $2.5 million to $2.0 million from $4.5 million for the three months ended September 30, 2001 due to a decrease in pre-tax income. Our effective tax rate was 40.0% for the three months ended September 30, 2002 and 39.5% for the three months ended September 30, 2001.

        Discontinued operations.    Discontinued operations relate to the June 2002 sale of CTG and the December 2001 sale of the Division. A summary of discontinued operations for the three months ended September 30, follows:

	2002	2001
Results of operations, net of income tax benefit of $— and $1,740, respectively	$—	$(2,430)
Loss on disposal, net of income tax benefit of $294 and $— , respectively	(547)	—

	$(547)	$(2,430)

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

        Net sales.    Net sales for the nine months ended September 30, 2002 decreased by $53.1 million, or 11.9%, to $393.8 million from $446.9 million for the nine months ended September 30, 2001. This decrease is primarily attributable to a reduction in integration sales as our customers delay or postpone capital expenditures in the current difficult economic environment.

        Gross profit.    Gross profit for the nine months ended September 30, 2002 decreased by $20.4 million, or 13.6% to $129.4 million from $149.8 million for the nine months ended September 30, 2001. Gross profit as a percentage of net sales for the nine months ended September 30, 2002 was 32.9% compared to 33.5% for the nine months ended September 30, 2001. The margin decreased due to competitive pricing pressure which we believe is a result of the decline in general U.S. economic conditions and our efforts to maintain market share.

        Selling, general and administrative expenses.    Selling, general and administrative expenses for the nine months ended September 30, 2002 decreased by $13.4 million, to $101.6 million from $115.0 million for the nine months ended September 30, 2001. This decrease was primarily due to the elimination of goodwill amortization as a result of adoption of SFAS 142 and payroll and rent expense associated with the employees who were severed and the facilities that were closed in conjunction with our 2001 restructuring activities. Excluding goodwill amortization, our selling, general and administrative expenses were $111.6 for the nine months ended September 30, 2001. As a percentage of net sales, selling, general and administrative expenses were 25.8% for the nine months ended September 30, 2002 compared to 25.7% for the nine months ended September 30, 2001. This percentage increase, while overall selling, general and administrative expenses decreased, is due to the net sales decrease mentioned above.

        Operating income.    Operating income for the nine months ended September 30, 2002 decreased by $6.9 million to $27.8 million from $34.7 million for the nine months ended September 30, 2001, for the reasons stated above. Operating margins were 7.1% for the nine months ended September 30, 2002 compared to 7.8% for the nine months ended September 30, 2001. The decrease was caused by lower net sales and gross margins as stated above.

        Interest expense.    Interest expense for the nine months ended September 30, 2002 decreased to $5.9 million from $13.4 million for the nine months ended September 30, 2001 due primarily to the decreased level of average indebtedness and lower interest rates during 2002. Our weighted average borrowings for the nine months ended September 30, 2002 were approximately $101.3 million compared to $179.9 for the nine months ended September 30, 2001.

        Provision for income taxes.    The provision for income taxes for the nine months ended September 30, 2002 increased $0.6 million to $9.0 million from $8.4 million for the nine months ended September 30, 2001 due to an increase in pre-tax income, offset by a reduction in the effective tax rate.

Our effective tax rate was 40.0% for the nine months ended September 30, 2002 as compared to 40.5% for the nine months ended September 30, 2001.

        Discontinued operations.    Discontinued operations relate to the June 2002 sale of CTG and the December 2001 sale of the Division. A summary of discontinued operations for the nine months ended September 30, follows:

	2002	2001
Results of operations, net of income tax benefit of $6,253 and $77, respectively	$(9,977)	$(113)
Loss on disposal, net of income tax benefit of $12,404 and $— , respectively	(37,019)	—

	$(46,996)	$(113)

Liquidity and Capital Resources

        As the result of the sales of CTG and the Division, business combinations completed or finalized during the nine month period ended September 30, 2002, and our continued focus on the audio visual integration business, there are several changes in our September 30, 2002 balance sheet when compared with balances at December 31, 2001. These include:

  •
  The reclassification of assets and liabilities of discontinued operations in the December 31, 2001 balance sheet,

  •
  A higher level of inventories owing to large integration projects currently underway and to the acquisition of a European distributor of our audio-visual products completed during the quarter ended June 30, 2002,

  •
  A larger deferred income tax asset which arose from the loss we incurred on the sale of CTG,

  •
  Notes receivable, arising from the sale of CTG and the Division,

  •
  Additional goodwill and additional paid-in capital resulting from business combinations during the nine months ended September 30, 2002, and

  •
  Use of our credit facility to purchase treasury stock and reduce trade payables.

        For the nine months ended September 30, 2002, net cash flows used in operating activities of continuing operations were $43.8 million. Net cash flows provided by operating activities of continuing operations were $26.4 million for the nine months ended September 30, 2001. Cash flows used in operations during the nine month period ended September 30, 2002 relate largely to a reduction in trade accounts payable.

        Our average days sales outstanding for the third quarter of 2002 was 67 days as compared to 53 days for the same period in 2001. The increase of our days sales outstanding is primarily the result of slow-downs in collections from customers due to the difficult economic environment. To date, management does not believe that the increase in the average days sales outstanding has resulted in increased credit risk.

        Inventory turnover on an annualized basis was 6 and 8 times at September 30, 2002 and 2001, respectively. The decrease from last year was primarily the result of higher levels of inventories and reduced sales.

        Capital expenditures for the nine months ended September 30, 2002 were $5.3 million. Funds were used primarily to upgrade and enhance furniture, fixtures, equipment and information systems.

        Cash flows provided by financing activities of continuing operations were $45.3 million for the nine months ended September 30, 2002. Cash flows from financing activities are primarily affected by borrowings and repayments under our credit facility and purchases and sales of the Company's stock.

        During the quarter ended September 30, 2002, the Board of Directors authorized the purchase of up to 4 million shares of the Company's common stock. At September 30, 2002, the Company held 2,828,564 shares of common stock in treasury.

        At September 30, 2002, our operations were financed with long-term lines of credit totaling $166.7 million, of which we had utilized $109.0 million.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

        No significant market risk changes occurred in the nine-month period ended September 30, 2002. Refer to Item 7A in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 for further information.

ITEM 4. Controls and Procedures

        Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. The Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic Securities and Exchange Commission filings. No significant deficiencies or material weaknesses were identified in the evaluation and therefore, no corrective actions were taken. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II-OTHER INFORMATION

ITEM 1. Legal Proceedings

        We are, and have been involved, from time to time, in various claims, complaints, proceedings and litigation relating to activities arising from the normal course of our operations. Based on the facts currently available to us, we believe that the matters pending at September 30, 2002 are covered by insurance, without merit, or of such amounts which upon resolution are not likely to have a material adverse effect on our financial condition, results of operations or cash flows. Reference is made to the Company's Form 10-K for the year ended December 31, 2001 concerning certain pending litigation. There was no significant change in the status of the case Lemelson Medical, Educational & Research Foundation, Limited Partnership v. Federal Express Corporation, et al. since the filing of our Form 10-K.

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

(a)
Exhibits

  Exhibit 99.1—Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  Exhibit 99.2—Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  Exhibit 99.3—Safe Harbor Under the Private Securities Litigation Reform Act of 1995

(b)
Reports on Form 8-K

  July 15, 2002 Acquisition and Disposition of Assets regarding the sale of CTG business.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MCSi, Inc. (Registrant)
Date: November 14, 2002
	By:	/s/ IRA H. STANLEY Ira H. Stanley Vice President—Chief Financial Officer

SECTION 302 CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

I, Michael E. Peppel, the Chief Executive Officer of MCSi, Inc., certify that:

1.    I have reviewed this quarterly report on Form 10-Q of MCSi, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ MICHAEL E. PEPPEL Michael E. Peppel Chief Executive Officer

SECTION 302 CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Ira H. Stanley, the Chief Financial Officer of MCSi, Inc., certify that:

1.    I have reviewed this quarterly report on Form 10-Q of MCSi, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ IRA H. STANLEY Ira H. Stanley Chief Financial Officer